Form 10-K
period 2007-12-31
TRIAN ACQUISITION I CORP.
filed 2008-03-24
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33920

TRIAN ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	26-1252336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 PARK AVENUE, 41ST FLOOR NEW YORK, NEW YORK 10017	10017
(Address of principal executive offices)	(Zip code)

(212) 451-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock and one Warrant	American Stock Exchange

Common Stock, par value $0.0001 per share	American Stock Exchange

Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☑        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 17, 2008, as reported on the American Stock Exchange, was $830,760,000.  The registrant completed its initial public offering of units in January 2008 and, therefore, information about the market value as of the end of the second quarter of 2007 is not applicable.

The number of shares of common stock outstanding as of March 17, 2008 was 115,000,000.

PAGE

Cautionary Note Regarding Forward-Looking Statements	ii

i

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K, and the information incorporated by reference, that are not purely historical are forward-looking statements.  Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to consummate our business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to consummate our business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

•
the delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange or any other securities exchange following a business combination;

•	the use of proceeds not held in the trust account or available to us from income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “company” or “our company” refer to Trian Acquisition I Corp.  References to our “public stockholders” refer to holders of common stock acquired either as part of the units sold in our initial public offering or in the after market.

ii

PART I

ITEM 1.  Business

 Introduction

We are a blank check company formed under the laws of the State of Delaware on October 16, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more domestic or international operating businesses or assets, which we refer to as our business combination.  Our efforts in identifying prospective target businesses are not limited to a particular industry or group of industries.

A registration statement for our initial public offering was declared effective on January 23, 2008.  On January 29, 2008, we completed our initial public offering of 92,000,000 units (including 12,000,000 units purchased pursuant to the underwriters’ over-allotment option) at an offering price of $10.00 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $7.00 commencing on the later of the consummation of our business combination and January 23, 2009, provided that we have an effective registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus is available.  The warrants expire on January 23, 2013, unless earlier redeemed.  In addition, our sponsor, Trian Acquisition I, LLC, purchased 10,000,000 warrants, which we refer to as the sponsor warrants, at a price of $1.00 per warrant ($10 million in the aggregate) in a private placement that occurred immediately prior to the consummation of our initial public offering.

We received net proceeds of approximately $905.6 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and the sale of the sponsor warrants.  Of these net proceeds, approximately $29.8 million is attributable to the portion of the underwriters’ discount that has been deferred until the consummation of our business combination.  The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to consummate a business combination.  Unless and until our business combination is consummated, the proceeds held in the trust account will not be available to us (except for certain amounts available to fund tax liabilities and working capital requirements).  For a more complete discussion of our financial information, see “Item 6.  Selected Financial Data.”

In connection with our initial public offering, Trian Fund Management, L.P., an affiliate of our sponsor, has agreed that it will, or it will cause one of its affiliates or the funds and accounts managed by it or its affiliates, to place limit orders to purchase up to $75 million of our common stock, at a price equal to or below the per-share value of the trust account at that time, commencing two business days after we file a preliminary proxy statement relating to our business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.  Any portion of the $75 million not used for open market purchases will be applied to the purchase of units from the company, at a price of $10.00 per unit, immediately prior to the consummation of our business combination.  We refer to the foregoing as the Trian Fund Management, L.P. purchase commitment and to any such units purchased from the company as the co-investment units.

 Business Strategy

We seek to capitalize on the substantial investing and operating expertise of our management team.  Led by Nelson Peltz, Peter W. May and Edward P. Garden, our management team has extensive experience investing in, owning and operating businesses across many sectors, including the consumer, industrial and financial services sectors.  Our management team has generated attractive investment returns for over 35 years through its operations-centric investment strategy that targets fundamentally strong companies that have been mismanaged or undermanaged and creates value at those companies primarily by increasing profitability.  This strategy seeks to execute strategic and operational initiatives that will result in higher sales, lower expenses and enhanced free cash flow.  Though the strategy does not primarily rely on leverage or other balance sheet opportunities, we also seek to enhance value through optimization of a target company’s capital structure, including adjusting a company’s leverage to levels that we think are more efficient.  Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses.  We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•
Companies with fundamentally strong businesses that have been mismanaged or undermanaged.  We seek to acquire a company with a fundamentally strong business that has been mismanaged or undermanaged.  For example, we typically focus on companies that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.  We analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, strength of intellectual property and brand positioning.  We seek to acquire a business that operates within an industry that has strong fundamentals, looking at factors such as growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry.  We typically focus on established businesses in industries that we understand well.  We do not intend to acquire start-up companies.

•	Companies with potential for increased profitability. We seek to acquire a company that has the potential to significantly improve profitability through fundamental operational improvements.

•
Increased sales.  We seek a company with opportunities to increase sales through, among other things, investing in brand development, adopting innovative marketing practices, repositioning products to attract new customers, optimizing global expansion opportunities, improving product pricing, accelerating the introduction of new products and making strategic acquisitions.

•
Reduced expenses.  We seek a company with the potential to reduce expenses through, among other things, refocusing on core competencies, eliminating unnecessary bureaucracy, enhancing management of inventory, accounts receivable and supply chains, investing in technology and exiting non-core businesses.

•
Companies with potential for strong free cash flow generation.  We seek to acquire a company that has the potential to generate strong and stable free cash flow.  We typically focus on companies that have predictable, recurring revenue streams and low working capital and capital expenditure requirements.  We also seek to prudently leverage this cash flow in order to enhance shareholder value.

 Competitive Strengths

We believe we have the following competitive strengths:

Operating expertise

We expect to utilize the significant operating expertise of our management team to identify, acquire and operate a business whose operations can be fundamentally improved and where there are opportunities for increased profitability.  In addition, we believe that the experience of our management team may provide us with opportunities to recruit highly qualified executives, with whom they have worked in the past to join the management of the operating business we acquire.

Our management team has substantial experience owning and operating successful businesses across many sectors.  Nelson Peltz and Peter W. May have been business partners for more than 35 years, during which time they have created significant value as owners and day-to-day operators of both small and large capitalization companies.  Their successful track record historically was built utilizing a combination of their personal assets and capital raised through controlled public holding companies (most recently, Triarc Companies, Inc.).  Their landmark investments include: Triangle Industries, Inc. (which acquired National Can Corporation and the packaging business of American Can Company to become one of the world’s largest packaging companies and a Fortune 100 industrial company); Snapple Beverage Group, Inc. (Snapple was purchased by Triarc in 1997 for $300 million and the beverage group was sold by Triarc in 2000 for approximately $1.5 billion) and Arby’s Restaurant Group, Inc. (which is still owned by Triarc).  Edward P. Garden joined Mr. Peltz and Mr. May at Triarc in August 2003 and was named Vice Chairman and a director of Triarc in December 2004.  In addition to operating experience, Mr. Garden brought to Triarc an extensive Wall Street background in finance and the capital markets.

In November 2005, Mr. Peltz, Mr. May and Mr. Garden launched Trian Fund Management, L.P., an investment management firm that we refer to, together with the funds and accounts it and its affiliates manage, as Trian Partners.  To date, Trian Partners has focused on utilizing its successful operations-centric investment strategy to make non-control investments in underperforming public companies.  Trian Partners seeks to become a significant shareholder in fundamentally good businesses that have been mismanaged or undermanaged and create long-term value by working with management teams and boards of directors principally to build the income statement.  By utilizing a constructive, hands-on approach in working with management that is based on thorough and thoughtful analysis, extensive due diligence, and a deep understanding of the underlying business, Trian Partners believes it has developed a reputation as a positive change agent and achieved significant credibility with boards, management teams and institutional investors.  Notable investments of Trian Partners include: Cadbury Schweppes plc, H. J. Heinz Company, Tiffany & Co., Kraft Foods Inc., Wendy’s International, Inc., Chemtura Corporation and CBRL Group, Inc. (Cracker Barrel).

Prior to making its investments, Trian Partners typically develops a highly detailed action plan (or “white paper”) that sets forth operational initiatives aimed at increasing sales, reducing expenses and maximizing free cash flow.  The action plans also address capital structure efficiency and strategic redirection.  In the case of Wendy’s, the principal focus of Trian Partners’ action plan was a substantial improvement in operating margins at Wendy’s Old Fashioned Hamburger restaurants owned and operated by Wendy’s, which Trian Partners believed were less than half those of its peer group and some of its franchisees.  The action plan called for a reduction in costs by approximately $200 million.  And in the case of Heinz, Trian Partners’ action plan called for: significantly reducing annual costs, which had been growing faster than sales; focusing on consumer marketing and innovation, rather than competing on price, by reinvesting dollars otherwise spent on deals, allowances and other trade spending to retailers; increasing focus on key brands and geographies; and implementing a more efficient capital structure.  Trian Partners currently has representatives on each of these companies’ boards of directors and continues to work to increase shareholder value.

As further detailed below, we believe that our access to the experience, capabilities and infrastructure of Trian Partners will enable us to generate proprietary deal flow opportunities, evaluate potential business combination opportunities in a thoughtful and methodical fashion and structure a successful business combination transaction.  Trian Partners currently has more than 30 employees, including 16 investment professionals that have extensive operating, investment, mergers and acquisitions, legal, financing, restructuring, tax and accounting experience.

Unique platform for deal generation

We believe that the involvement of Mr. Peltz, Mr. May and Mr. Garden in the investment activities of Trian Partners may result in proprietary deal flow opportunities for us because Trian Partners does not typically seek to acquire majority ownership of operating companies.  Trian Partners will typically seek to become one of the largest shareholders and work proactively with management and the board of directors to effect positive operational change, and in many cases, a member of the firm will join the board.  In these situations, Trian Partners’ position and competitive advantage could lead to proprietary deal flow opportunities for our company, particularly in a case where a company in which Trian Partners has invested is seeking to divest a non-core asset because Trian Partners does not typically acquire majority ownership of operating businesses.  In addition, through its involvement with Trian Partners, we expect that our management team will be able to stay close to trends and developments in various industries and, although there may not be immediate acquisition opportunities, we believe this will allow us to be opportunistic in pursuing our business combination.

In addition to their involvement in Trian Partners, over the course of their careers, Mr. Peltz, Mr. May and Mr. Garden have developed a diverse network of operational and transactional relationships that have generated a significant flow of investment opportunities, many of which are proprietary.  These relationships include an extensive array of industry experts, consultants, investment banks, law firms, institutional investors, investment funds, financial sponsors and entrepreneurs.

We believe that we will receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of our management’s involvement with Trian Partners as well as the track record and business relationships it has developed over time.  However, we can make no assurances that our relationship with Trian Partners or our other business relationships will result in opportunities to acquire a target business.

                 Intense focus on due diligence that seeks to identify key value drivers and significant risks

Our management team employs an exhaustive operations-centric due diligence process that has been developed throughout its many years of investing experience, most recently at Trian Partners.  For example, this experience has given our management team insight and knowledge on such key issues as valuations, appropriate capital structures, strategic vision and capabilities of an acquisition target’s management team.  As a result, we believe that this provides us with certain analytical advantages and insights as we evaluate potential business combination opportunities.  During the due diligence phase, our management team will carefully evaluate prospective business targets to uncover key issues that will drive value or, as importantly, pose a significant risk (such as contingent liabilities, pension matters and environmental issues).  We believe our management team’s deep and diverse set of skills in management, operations and corporate finance, together with our access to the extensive mergers and acquisitions, legal, financing, restructuring, tax and accounting experience of Trian Partners’ investment professionals, will enable us to avoid potential risks that other investors may not identify.

The due diligence process will begin with an initial evaluation of the target company’s business, management, risks and potential opportunities.  After we reach an internal consensus to proceed, the review process will include extensive meetings with several levels of management, a detailed analysis of historical and projected financial statements and strategic plans, visits to key facilities and interviews with customers, suppliers and competitors.  As the due diligence process proceeds, our management team will identify a prioritized set of operational, financial and strategic improvements that will form the basis for an action plan, that, when implemented, will create improved and sustained growth and profit enhancements.

We believe this time-tested due diligence methodology will not only help us to identify key value drivers and potential growth opportunities, but will also enable us to avoid potential risks that other investors may not identify.

                Transaction structuring

Another distinguishing feature that we believe provides a competitive advantage is the manner in which we approach transaction structuring.  Our goal is to structure a transaction that addresses a target company’s strategic and operating objectives while at the same time creating an attractive risk-return proposition for our company and its shareholders.  When we identify potential investment opportunities, we will work closely with the target’s management to understand its objectives.  We will then seek to design a transaction structure that balances the achievement of these objectives with the need to minimize risks associated with the potential transaction as well as implement the operational and other initiatives identified in our action plan.  We will consider a variety of factors, including capital structure, valuation, contractual rights, regulatory issues, management alignment and incentive compensation structures, to accomplish these objectives.  We believe our management team’s extensive mergers and acquisitions, legal, tax and accounting experience will help enable us to structure a successful business combination.

                Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses that are not public companies (although we have the flexibility to acquire a public company).  As an existing public company, we offer a target business that is not itself a public company an alternative to the traditional initial public offering through a merger or other business combination.  In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.  Although there are various costs and obligations associated with being a public company, we believe non-public target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering.  In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

                Financial position

With funds available initially in the amount of approximately $875.8 million, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio.  Because we are able to consummate a business combination using our cash, debt or equity securities, or a combination of the foregoing, we should have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.  However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

                General

We are not presently engaged in any operations, and we will not engage in any operations unless and until we consummate our business combination.  We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsor warrants, our capital stock, debt or a combination of these as the consideration to be paid in our business combination.  Although we have allocated substantially all of the net proceeds of our initial public offering for the purpose of consummating our business combination, the proceeds are not otherwise designated for more specific purposes.  Accordingly, there is no current basis for stockholders to evaluate the specific merits or risks of a target business.  If our business combination is paid for using our capital stock or debt securities or with proceeds that are less than those in the trust account, we may apply the remaining cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our business combination, to fund the purchase of other companies or for working capital.  In addition, because we may issue voting securities in connection with a transaction, it is possible that our stockholders immediately prior to our business combination will not hold a majority of the voting equity interests of the surviving company after giving effect to the business combination.

We are currently in the process of identifying and evaluating targets for our business combination.  We have not entered into any definitive business combination agreement.

Subject to the requirements that our business combination have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of the business combination, and that we acquire a controlling interest in the target company (either through the acquisition of a majority of the voting equity interests in the target or through other means), we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.  Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately consummate our business combination.  Although our management will assess the risks inherent in a particular target business with which we may enter into a business combination, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.  Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

   Waiver of claims and Trian Fund Management, L.P. liability for certain claims

Prior to consummation of our business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders.  There is no guarantee that potential contracted parties will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account.  Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our business combination.  If a potential contracted party refuses to execute such a waiver, then Trian Fund Management, L.P. has agreed to cover the potential claims made by such party for services rendered and goods sold to the extent we do not have working capital outside the trust account (including amounts available for release) sufficient to cover such claims.  However, Trian Fund Management, L.P.’s obligation does not apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  In the event that Trian Fund Management, L.P. did not comply with its indemnity obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf.  We cannot assure you that Trian Fund Management, L.P., which is a privately held limited partnership without publicly disclosed financial statements, will have sufficient assets to satisfy those obligations.  As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

                Sources of target businesses

In addition to the potential sources of target businesses described above under “—Competitive Strengths—Unique platform for deal generation,” we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community.  Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us.  These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.  Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.  In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our business combination (regardless of the type of transaction that it is), other than (i) the reimbursement of out-of-pocket expenses, (ii) a $10,000 monthly fee to Trian Fund Management, L.P.  in exchange for office space and administrative services and (iii) by virtue of their ownership of sponsor units, sponsor warrants or any securities included in or issuable upon exercise of such securities.  Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our business combination, the presence or absence of any such arrangements is not used as a criteria in our selection process of an acquisition candidate.

                Selection of a target business and structuring of our business combination

Subject to the requirement that our business combination have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.  In addition, we will not consummate a business combination unless we acquire a controlling interest in the target company.  We will acquire a controlling interest either through the acquisition of a majority of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other equity holder.  In the event we acquire less than a majority of the voting equity interests in the target, we may seek an even greater degree of control through contractual arrangements with the target and/or other target equity holders, or through special rights associated with the target equity security that we hold, which arrangements or rights may grant us the ability, among other things, to appoint certain members of the board (or equivalent governing body) or management of the target or the ability to approve certain types of significant transactions that the target may seek to enter into.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, other than the general guidelines set forth under “Business Strategy” above.  Consistent with our operations-centric investment strategy, our management may consider a variety of factors in evaluating a prospective target business, including one or more of the following:

•	results of operations and potential for increased profitability and growth;

•	brand recognition and potential;

•	size, secular growth rate, and strategic fundamentals of the target business’ industry;

•	competitive dynamics including barriers to entry, future competitive threats and the target business’ competitive position;

•	product positioning and life cycle;

•	development of detailed projections, quantification of sensitivity of drivers of growth and profit enhancement;

•	attractiveness of the target business’ cash flow generation capability and return on capital employed;

•	reasonableness of the valuation with a particular focus on the multiple of free cash flow;

•	exit prospects;

•	quality and depth of the management team as it relates to current company operations, as well as the envisioned company in the future;

•	existing distribution arrangements and the potential for expansion;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination; and

•	industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates.

These criteria are not intended to be exhaustive.  Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations our management deems relevant to our business objective.  In evaluating a prospective target business, we expect to conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and consummate our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately consummated will result in our incurring losses and will reduce the funds we can use to consummate another business combination.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to consummate the business combination.  With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

                Fair market value of target business or businesses

Our business combination must occur with one or more target businesses that have a collective fair market value of at least 80% of our net assets held in trust (net of taxes and amounts disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination.  Our board of directors will determine the fair market value based on standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses.  If our board of directors is not able to independently determine the fair market value of our business combination, we will obtain an opinion from an unaffiliated, independent investment banking firm that is subject to oversight by the Financial Industry Regulatory Authority as to the fair market value.  We will seek to have any such opinion provide that our stockholders would be entitled to rely upon such opinion.  The willingness of an investment banking firm to provide for such reliance would be a factor considered by us in selecting an independent investment banking firm.  If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.

If we acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that we acquire is what will be valued for purposes of the 80% of net assets test.

                Lack of business diversification

For an indefinite period of time after consummation of our business combination, the prospects for our success may depend entirely on the future performance of a single business.  Unlike other entities that have the resources to consummate business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.  By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

                 Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct.  In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty.  While it is possible that one or more of our officers and/or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.  The determination as to whether and in what capacity any of our key personnel will remain with the combined company will be made at the time of our business combination.  Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.  We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

                Stockholder approval of our business combination

Pursuant to our amended and restated certificate of incorporation, we will seek stockholder approval before we effect our business combination, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law.  In connection with our business combination, we will also seek stockholder approval for a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination.  Any vote to extend our corporate life to continue perpetually following the consummation of our business combination will be taken only if such business combination is approved.

We will only proceed with our business combination if:

•	the business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting,

•	an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by a holders of a majority of our outstanding shares of common stock, and

•
conversion rights have been exercised with respect to less than 40% of the shares of common stock issued in our initial public offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with (i) a stockholder vote, if any, to approve an extension of the time period within which we must consummate our business combination and (ii) the stockholder vote to approve our business combination).

    In connection with seeking the approval of our stockholders for any business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other things, will include a description of the operations of target candidates and audited historical financial statements of the target candidates.

It is our understanding and intention in every case to structure and consummate a business combination in which approximately 39.99% of the public stockholders may exercise their conversion rights and the business combination will still go forward.  Although this threshold level increases the likelihood of an approval of any proposed business combination by making it easier for us to consummate a business combination with which public stockholders may not agree, it also entails certain risks described under “Item 1A.  Risk Factors—Risks Relating to Our Structure as a Development Stage Company.”  Voting against the proposed business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account.  Such stockholder must also exercise its conversion rights described below.

In connection with the vote required for approving our business combination, our sponsor, our officers and directors, and our other stockholders who owned shares of our common stock prior to our initial public offering, which we refer to as our non-public stockholders, have agreed, and their permitted transferees will agree, to vote the shares of common stock included in the units purchased by our sponsor prior to our initial public offering, which we refer to as the sponsor units, in accordance with the majority of the shares of common stock voted by the public stockholders.  Our sponsor, our officers and directors and our other non-public stockholders have also agreed, and their permitted transferees will agree, that they will vote all such shares in favor of the amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our business combination.  In addition, Trian Fund Management, L.P. has agreed to vote or cause to be voted all shares of common stock purchased in the open market pursuant to its purchase commitment in favor of our business combination and in favor of the amendment providing for our perpetual existence.

If a vote on our business combination is held and the conditions to proceeding with a business combination are not satisfied, we may continue to try to consummate our business combination until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension.

Upon the consummation of our business combination, unless required by Delaware law, the federal securities laws and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent mergers, acquisitions or similar transactions.

                Extension of time to complete a business combination to up to 30 months

We have until January 29, 2010 (a period of 24 months from the consummation of our initial public offering) to effect our business combination.  However, if we have entered into a definitive agreement by January 29, 2010, we may, prior to such date, call a meeting of our stockholders for the purpose of soliciting their approval to amend our amended and restated certificate of incorporation to extend the date before which we must complete our business combination by up to an additional six months to avoid being required to liquidate.  If the extended date is approved by holders of a majority of our outstanding shares of common stock, we would have until up to July 29, 2010 (which is 30 months from the consummation of our initial public offering) to complete a business combination.  In connection with seeking stockholder approval for the extended period, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act.

If holders of a majority of our outstanding shares of common stock vote against the proposed extension to up to 30 months, or if holders of 40% or more of the shares sold in our initial public offering vote against the proposed extension to up to 30 months and elect to convert their shares into a pro rata share of the trust account, we will not extend the date before which we must complete our business combination beyond 24 months.  In such event, if we cannot complete the business combination within such 24 month period, we will be required to liquidate, with the amount remaining in the trust account returned to all public stockholders.

In connection with the vote required for the extension to up to 30 months, our sponsor, our officers and directors and our other non-public stockholders have agreed, and their permitted transferees will agree, to vote the shares of common stock included in the sponsor units in accordance with the majority of votes cast by our public stockholders.  In addition, Trian Fund Management, L.P. has agreed to vote or cause to be voted all shares of common stock purchased in the open market pursuant to its purchase commitment in favor of any such extension of our corporate existence to up to 30 months.

If the proposal for the extension to up to 30 months is approved, we will still be required to seek stockholder approval before effecting our business combination, even if the business combination would not ordinarily require stockholder approval under applicable law.

If at the end of the extension period we have not effected our business combination, our corporate existence will automatically cease without the need for a stockholder vote and we will liquidate.

                Conversion rights

Pursuant to our amended and restated certificate of incorporation, at the time we seek stockholder approval of our business combination, each public stockholder voting against a business combination will have the right to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account and legally available for distribution, including both income earned on the trust account and the deferred underwriting discount (net of taxes payable and income of up to $9.5 million disbursed to us for working capital purposes), provided that our business combination is approved and consummated.  In addition, any stockholders voting against a proposed extension of the time period within which we must complete our business combination will be eligible to convert their shares into a pro rata share of the trust account if we effect the extension.  Under Delaware law, a corporation generally may only purchase or redeem its own shares of capital stock when the capital of the corporation is not impaired and when the purchase or redemption would not cause the capital of the corporation to be impaired.  Our capital is equal to the aggregate par value of our outstanding shares of common stock.  Capital is impaired when the net assets of the corporation (the amount by which total assets exceed total liabilities) do not exceed the capital of the corporation.

Our sponsor, our officers and directors, our other non-public stockholders and their permitted transferees will not have such conversion rights with respect to the common stock included in the sponsor units.  In addition, any entities that participate in the Trian Fund Management, L.P. purchase commitment are not permitted to exercise conversion rights with respect to any shares of common stock purchased in the open market pursuant to the purchase commitment.

The actual per-share conversion price will be equal to the per share amount of approximately $9.84 (plus any income earned on the proceeds in the trust account in excess of the amount permitted to be disbursed to us for working capital purposes, net of taxes payable on such income, on such amount per share).  As this amount is lower than the $10.00 per unit initial public offering price and it may be less than the market price of the common stock on the date of repurchase, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting as a “group” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) will be restricted from seeking conversion rights with respect to more than 10% of the shares of common stock included in the units sold in our initial public offering, on a cumulative basis, which includes any exercise of conversion rights in connection with either the stockholder vote, if any, required to approve an extension of the time period within which we must complete our business combination or the stockholder vote required to approve our business combination.  Shares converted in connection with the vote on an extension of the time period within which we must complete our business combination and in connection with the vote on the business combination will be aggregated for purposes of this 10% limit.  Such a public stockholder would still be entitled to vote against an extension or a proposed business combination with respect to all shares owned by him or his affiliates.  We believe this restriction will deter stockholders from accumulating large blocks of stock before the vote held to approve an extension or a proposed business combination and prevent an attempt to use the conversion right as a means to force us or our management to purchase their stock at a premium to the then current market price.  For example, absent this provision, a public stockholder who owns 15% of the shares included in the units sold in our initial public offering could threaten to vote against an extension or a proposed business combination and seek conversion, regardless of the merits of the transaction, if his shares are not purchased by us or our management at a premium to the then current market price (or if our sponsor or management refuses to transfer to him some of their shares).  By limiting a stockholder’s ability to convert only 10% of the shares included in the units sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction that is favored by our other public stockholders.  However, we are not restricting the stockholders’ ability to vote all of their shares against the transaction or against an extension.

An eligible public stockholder may request conversion of its shares at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination or an extension of the time period within which we must complete our business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our business combination or an extension, our business combination is approved and consummated or the extension is approved, the stockholder holds its shares through the closing of our business combination or the date of the approval of the extension and the stockholder follows the specific procedures for conversion that will be set forth in the proxy statement relating to the stockholder vote  It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed within three business days after consummation of our business combination or the approval of an extension of the time period within which we must complete our business combination, as applicable.  Public stockholders who exercise their conversion rights will still have the right to exercise any warrants they may hold.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting of stockholders being held for the purpose of approving the business combination or the extension.

We view the right to seek conversion as an obligation to our stockholders and will not take any action to amend or waive this provision in our amended and restated certificate of incorporation without the affirmative vote of holders of at least 95% of our outstanding shares of common stock.

Dissolution and liquidation if no business combination is consummated

Our amended and restated certificate of incorporation provides that our corporate existence will automatically cease on January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law.  This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law.  We view this provision terminating our corporate life by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our business combination or with the affirmative vote of holders of at least 95% of our outstanding shares of common stock.

If we are unable to consummate our business combination by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, as soon as practicable thereafter we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law.  Section 278 of the Delaware General Corporation Law provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.  Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.  Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution.  Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets.  Any remaining assets will be available for distribution to our stockholders.  We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any income earned on the trust account (net of (i) taxes, (ii) up to $9.5 million disbursed to us for working capital purposes and (iii) up to $75,000 that we may request from the trustee to pay for liquidation costs and expenses) plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our dissolution and expect that the distribution will occur as promptly as reasonably practicable thereafter.  We cannot provide stockholders with assurances of a specific timeframe for our dissolution and liquidation.  Our sponsor, our officers and directors and our other non-public stockholders have waived, and their permitted transferees will waive, their right to participate in any liquidation distribution occurring upon our failure to consummate a business combination and a subsequent liquidation with respect to the shares of common stock included in the sponsor units.  In addition, the underwriters have agreed to waive their rights to the approximately $29.8 million of the underwriters’ deferred discount deposited in the trust account in the event we do not timely consummate a business combination and dissolve and distribute the funds held in the trust account upon our dissolution.  There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we dissolve and liquidate before the consummation of a business combination.  We will pay the costs of liquidation from our remaining assets outside of the trust account; however, we may request up to $75,000 of income earned on the trust account from the trustee to pay for liquidation costs and expenses.

If we do not consummate our business combination by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account income, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.84 per share eligible to receive distributions, or approximately $0.16 less than the per-unit initial public offering price of $10.00.  The per share liquidation price includes approximately $29.8 million in deferred underwriting discount that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves), if any, which could have higher priority than the claims of our public stockholders.  We cannot assure you that the actual per-share liquidation price will not be less than approximately $9.84 per share, plus income, net of (i) taxes, (ii) up to $9.5 million disbursed to us for working capital purposes and (iii) up to $75,000 available for withdrawal to pay our expenses of liquidation and dissolution, if necessary.  Although we will seek to have all vendors, prospective target businesses or other entities with which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

If we dissolve and liquidate prior to consummating a business combination, Trian Fund Management, L.P. has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold, or by a prospective target business for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a business combination with such target business, reduce the amounts in the trust account, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account, or (ii) any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  In the event that this indemnity obligation arose and Trian Fund Management, L.P. did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf.  In the event Trian Fund Management, L.P. has liability to us under this indemnification arrangement, we cannot assure you that it will have the assets necessary to satisfy those obligations.  In addition, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account, which includes their deferred underwriters’ discount.  Accordingly, the actual per-share liquidation price could be less than approximately $9.84, plus interest, due to claims of creditors.  In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least approximately $9.84 per share.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, in the event our business combination has not been consummated.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.  Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders.  As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $9.84, due to claims or potential claims of creditors.  However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders.  Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposed itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

               Amended and restated certificate of incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that apply to us until the consummation of our business combination.  Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
a certain amount of the offering proceeds from our initial public offering be placed into the trust account, which proceeds may not be disbursed from the trust account except (i) in connection with or following our business combination or thereafter, (ii) for the payment to holders exercising their conversion rights, (iii) for the payment of taxes in respect of the trust account, (iv) to the extent of $9.5 million of income earned that may be disbursed to us for working capital purposes or (v) upon our dissolution and liquidation and to the extent of $75,000 of income earned to pay our expenses of liquidation and dissolution, if necessary;

•
we will submit any proposed business combination to our stockholders for approval prior to consummating our business combination, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law;

•
we will submit any proposed amendment to our amended and restated certificate of incorporation to extend the time period within which we must consummate our business combination to our stockholders for approval prior to giving effect to any such extension;

•
our public stockholders will have the right to convert their shares of common stock into cash in accordance with the conversion rights described in this Annual Report on Form 10-K (subject to the limitation on conversion rights of stockholders or “groups” holding more than 10% of the shares included in the units sold in our initial public offering);

•
we will consummate a business combination only if it has a fair market value equal to at least 80% of our net assets held in trust (net of taxes and amounts disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of our business combination;

•
we may not consummate any business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to the consummation of a transaction that satisfies the conditions of our business combination;

•
we will consummate our business combination only if (i) the business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and (iii) conversion rights have been exercised with respect to less than 40% of the shares of common stock issued in our initial public offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with a stockholder vote, if any, to approve an extension of the time period within which we must consummate our business combination and the stockholder vote to approve our business combination); and

•
if we do not consummate our business combination by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, our corporate purposes and powers will immediately thereupon be limited to acts and activities related to liquidating and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities.

Our amended and restated certificate of incorporation provides that the above-referenced requirements and restrictions may only be amended prior to consummation of our business combination with the affirmative vote of holders of at least 95% of our outstanding shares of common stock.  In light of the 95% vote required for amendments to these provisions, we do not anticipate any changes to such requirements and restrictions prior to the consummation of our business combination, if any.

Conflicts of Interest

Our officers and directors are not required to commit their full time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities.  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated.

In order to minimize potential conflicts of interest that may arise from multiple affiliations, each of our officers and directors (other than our independent directors) has agreed, until the earliest of the consummation of our business combination, January 29, 2010 (the date that is 24 months after our initial public offering), or July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, and such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business combination opportunity involving the potential acquisition of a controlling interest (whether through the acquisition of a majority of the voting equity interests of the target or through other means) in a company that is not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $800 million and $3.2 billion, subject to (i) any fiduciary duties or contractual obligations they may have currently or in the future in respect of Trian Partners and any companies in which Trian Partners invests and (ii) any other pre-existing fiduciary duties or contractual obligations they may have.  We expect primarily to target businesses within this range of enterprise values (calculated as equity value plus debt, minus cash), although we have the flexibility to acquire a business outside of this range.

Each of our officers and directors (other than our independent directors) has a duty to present Trian Partners with opportunities that meet the investment strategy of Trian Partners, which consists primarily of making non-control investments in existing public companies.  Mr. Peltz, Mr. May and Mr. Garden are also directors of Triarc Companies, Inc. and, in addition to the general fiduciary duties they owe to Triarc, each of them (as well as Trian Fund Management, L.P.) has a contractual obligation to present Triarc with opportunities relating to investments in excess of 50% of the outstanding voting securities of businesses relating to the quick service restaurant industry.  This contractual obligation will remain in effect for as long as Triarc continues to control the outstanding equity interest of businesses in the quick service restaurant industry, one or more of Mr. Peltz, Mr. May and Mr. Garden serves as a director of Triarc and these individuals together own in excess of 10% of Triarc’s common equity.  Even in the absence of this contractual obligation, Mr. Peltz, Mr. May and Mr. Garden may owe fiduciary duties to present Triarc with business opportunities relating to the quick service restaurant industry, before presenting such opportunities to us, for as long as they serve on Triarc’s board of directors.

In addition, Mr. Peltz owes a fiduciary duty to H. J. Heinz Company, of which he is a director, Mr. May owes a fiduciary duty to Deerfield Capital Corp., of which he is a director, and Mr. Garden owes a fiduciary duty to Chemtura Corporation, of which he is a director.  To the extent that such individuals identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor their pre-existing fiduciary obligations to such entities.  Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

 Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions.  Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these competitors possess greater financial, technical, human and other resources than us.  Our ability to acquire larger target businesses will be limited by our available financial resources.  This inherent limitation gives others an advantage in consummating a business combination.  Furthermore:

•	our obligation to seek stockholder approval of a business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders who vote against the business combination or an extension and exercise their conversion rights may reduce the resources available to us for a business combination;

•
we will only consummate a business combination if conversion rights have been exercised with respect to less than 40% of the shares of common stock issued in our initial public offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with (i) a stockholder vote, if any, to approve an extension of the time period within which we must consummate our business combination and (ii) the stockholder vote to approve our business combination);

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to effect a business combination with one or more businesses or assets that have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of the business combination, could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

 Employees

We currently have seven executive officers.  These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have consummated our business combination.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for our business combination and the stage of the business combination process the company is in.  We do not intend to have any full-time employees prior to the consummation of our business combination.

 ITEM 1A.     Risk Factors

The following risk factors should be read in conjunction with the other information contained in this Annual Report on Form 10-K.  These risks should be carefully considered because if any of the following events occur, our business, financial condition and operating results may be materially adversely affected.

Risks Relating to Our Structure as a Development Stage Company

 We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date.  Since we do not have any operations or an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more domestic or international operating businesses.  We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination, but may be unable to complete a business combination.  We will not generate any revenues or income (other than income on the trust account) until, at the earliest, after the consummation of a business combination.

 We will liquidate if we do not consummate a business combination.

Pursuant to our amended and restated certificate of incorporation, we have until January 29, 2010 (the date that is 24 months after our initial public offering) to consummate a business combination.  If we have entered into a definitive agreement with respect to a business combination by January 29, 2010 and we anticipate that we may not be able to complete the business combination by such date, we may seek stockholder approval to extend the period of time to consummate a business combination by up to six months.  In such case, we will present such proposal to our stockholders.  The time period in which we must complete our business combination will not be extended unless (i) holders of a majority of our outstanding shares of common stock approve the extension and (ii) conversion rights are exercised with respect to less than 40% of the shares sold in our initial public offering.  If we fail to consummate a business combination within this time frame, our corporate existence will cease except for the purposes of winding up our affairs and liquidating.  We may not be able to find suitable target businesses within the required time frame.  In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.  We view this obligation to liquidate as an obligation to our stockholders and we presume that stockholders rely, at least in part, on this provision.  Neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive beyond July 29, 2010 (30 months after our initial public offering), except in connection with the consummation of a business combination or upon the affirmative vote of holders of at least 95% of our outstanding capital stock.  If we are forced to liquidate, stockholders may not receive the full amount of their original investment.

 Unlike most other blank check companies, we will be permitted, pursuant to our amended and restated certificate of incorporation, to seek to extend the date before which we must complete a business combination to up to 30 months.  To the extent they acquire shares of common stock issued in our initial public offering and become public stockholders, Trian Partners, our sponsor and our officers and directors may be able to influence whether we extend our corporate existence.  If an extension is approved, the funds in the trust account will not be released for up to two and a half years.

Unlike most other blank check companies, if we have entered into a definitive agreement by January 29, 2010 (the date that is 24 months after our initial public offering), we may seek to extend the date before which we must complete our business combination, to avoid being required to liquidate, beyond January 29, 2010 to up to July 29, 2010 (30 months after our initial public offering) by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension.  We will only extend our corporate existence to up to July 29, 2010 if (i) holders of a majority of our outstanding shares of common stock approve an amendment to our amended and restated certificate of incorporation giving effect to such extension and (ii) holders of less than 40% of the shares of common stock sold in our initial public offering vote against the proposed extension and exercise their conversion rights as described in this Annual Report on Form 10-K.  In connection with the vote required for an extension of our corporate existence, our sponsor, our officers and directors and our other non-public stockholders have agreed, and their permitted transferees will agree, to vote the shares of common stock included in the sponsor units in accordance with the majority of votes cast by our public stockholders.  We have also agreed that, prior to our business combination, we will not issue any shares of common stock, warrants or any other securities convertible into common stock or that vote as a class with our common stock in respect of any proposed extension or business combination.  As a result of these agreements, a proposal to extend our corporate existence to up to July 29, 2010 may not be approved without the affirmative vote of a majority of votes cast by our public stockholders.

In connection with any vote to extend our corporate existence to up to July 29, 2010, Trian Fund Management, L.P. has agreed to vote or cause to be voted all shares of common stock purchased in the open market pursuant to its purchase commitment in favor of an extension.  In addition, our sponsor and our officers and directors may acquire shares in the open market or otherwise and may vote such shares in favor of an extension.  As a result, to the extent they acquire shares issued in our initial public offering and become public stockholders, these persons may be able to influence whether we extend out corporate existence to up to July 29, 2010.

Without the option of extending the date before which we must complete a business combination to up to July 29, 2010, if we enter into a definitive agreement near the end of the 24-month period ending on January 29, 2010, we may not have sufficient time to secure the approval of our stockholders and satisfy customary closing conditions.  If the proposal for the extension to up to July 29, 2010 is approved by our stockholders as described in this Annual Report on Form 10-K, we will have up to an additional six months beyond January 29, 2010 to complete our business combination.  As a result, we may be able to hold public stockholder funds in the trust account until July 29, 2010 and thus delay the receipt by public stockholders of funds from the trust account on liquidation.

 Although historically blank check companies have used a 20% threshold for conversion rights, we have used a 40% threshold.  This higher threshold will make it easier for us to consummate a business combination, or extend the time period within which we must complete our business combination, with which our public stockholders may not agree, and public stockholders may not receive the full amount of their original investment upon exercise of their conversion rights.

We will proceed with our business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the shares included in the units sold in our initial public offering cumulatively vote against the business combination or an extension of the time period within which we must consummate our business combination and exercise their conversion rights.  Accordingly, public stockholders holding approximately 39.99% of the shares included in the units sold in our initial public offering may vote against the business combination, or the extension of time, and exercise their conversion rights and we could still consummate a proposed business combination.  Historically, blank check companies have had a conversion threshold of 20%, which makes it more difficult for such companies to consummate their business combination.  Thus, because we permit a larger number of stockholders to vote against the business combination and exercise their conversion rights, it may be easier for us to consummate a business combination with a target business that public stockholders may believe is not suitable for us, and public stockholders may not receive the full amount of their original investment upon exercise of their conversion rights.

 The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination or an extension of the time period within which we must complete our business combination, we will offer each public stockholder (but not our sponsor, our other non-public stockholders or their permitted transferees with respect to the common stock included in the sponsor units) the right to have its shares of common stock converted to cash if the stockholder votes against the business combination or extension and the business combination is approved and consummated or the extension is approved.  Such holder must both vote against such business combination or extension and then exercise its conversion rights to receive a pro rata share of the trust account.  Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect.  In the event that the business combination involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds.  Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels.  This may limit our ability to effectuate the most attractive business combination available to us.  We have not taken any steps to secure third party financing.  Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination.

 Public stockholders, together with any affiliates of theirs or any other person with whom they are acting as a “group,” will be restricted from seeking conversion rights with respect to more than 10% of the shares of common stock included in the units sold in our initial public offering.

When we seek stockholder approval of a proposed business combination or extension of the time period within which we must complete our business combination, we will offer each public stockholder (but not our sponsor, our officers and directors, our other non-public stockholders or their permitted transferees with respect to the common stock included in the sponsor units) the right to have its shares of common stock converted to cash if the stockholder votes against a business combination or the extension and the business combination is approved and consummated or the extension is approved.  Notwithstanding the foregoing, a public stockholder, together with any affiliate or any other person with whom it is acting as a “group” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), will be restricted from seeking conversion rights with respect to more than 10% of the shares of common stock included in the units sold in our initial public offering, on a cumulative basis, which includes any exercise of conversion rights in connection with either the stockholder vote, if any, required to approve an extension of the time period within which we must complete our business combination or the stockholder vote required to approve our business combination.  Shares of common stock converted in connection with the vote on the extension and in connection with the vote on our business combination will be aggregated for purposes of this 10% limit.  Accordingly, if a stockholder purchased more than 10% of the shares of common stock included in the units sold in our initial public offering and a proposed business combination or an extension of the time period within which we must complete our business combination is approved, such stockholder will not be able to seek conversion rights with respect to the full amount of its shares and may be forced to hold such additional shares or sell them in the open market.  We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of the common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising conversion rights.

We may require public stockholders who wish to convert their shares to physically tender their stock certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System.  We may impose such a requirement in order to provide a clear deadline and greater certainty as to the number of shares that will be subject to conversion following our business combination, as well as for administrative ease.  The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination or an extension of the time period within which we must complete our business combination will indicate whether we are requiring stockholders to satisfy such a delivery requirement, in which case, a stockholder would have from the time we send out our proxy statement through the vote on the business combination or extension to deliver his shares if he wishes to exercise his conversion rights.  If applicable, this time period will vary depending on the specific facts of each transaction.  In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request.  It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent.  However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate.  While we have been advised that it takes a short period of time to deliver shares through the DWAC System, it may take longer.  Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus will be unable to convert their shares.

 Certain provisions of our amended and restated certificate of incorporation may be amended other than in connection with the consummation of a business combination.

We view the provisions of our amended and restated certificate of incorporation to be obligations to our stockholders and we presume that stockholders rely, at least in part, on these provisions.  Although we are contractually obligated, pursuant to the underwriting agreement entered into with the underwriters in connection with our initial public offering, not to amend or waive these provisions without the affirmative vote of holders of at least 95% of our outstanding shares of common stock prior to our business combination, this supermajority requirement may not be enforceable under Delaware law in which case these provisions may be amended or waived by a vote of fewer than 95% of such shares.

 If we are forced to liquidate before the consummation of a business combination and distribute the amounts in the trust account, our public stockholders may receive significantly less than approximately $9.84 per share and our warrants will expire worthless.

We have until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if extended pursuant to a stockholder vote as described in this Annual Report on Form 10-K, to consummate a business combination.  If we are unable to consummate a business combination within this time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination.  Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by Trian Fund Management, L.P.) approximately $9.84 per share plus income earned on their pro rata portion of the trust account (net of taxes payable and amounts permitted to be disbursed for working capital purposes), which includes approximately $29.8 million of the underwriters’ deferred discount and the $10 million purchase price of the sponsor warrants.  In addition, if we do not have sufficient funds to pay the costs of liquidation from our remaining assets outside of the trust account, we may request from the trustee up to $75,000 of income earned on the trust account to pay for liquidation costs and expenses.  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors.  Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate the trust account in the event we do not consummate a business combination within the prescribed time frame.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders from the trust account as part of our plan of distribution will be less than approximately $9.84 per share.

Our placing of funds in trust may not protect those funds from third-party claims against us.  Third-party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our amended and restated certificate of incorporation or under indemnity agreements.  We intend to pay any claims from our funds not held in trust to the extent sufficient to do so.  Although we will seek to have all vendors, service providers and prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements.  Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.  If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the approximately $9.84 per share held in the trust account, plus income earned (net of taxes and up to $9.5 million disbursed to us for working capital purposes), due to claims of such creditors.  If we are unable to consummate a business combination and we liquidate, Trian Fund Management, L.P. will be liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a waiver from vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as from any prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business.  We cannot assure you that Trian Fund Management, L.P., which is a privately held limited partnership without publicly disclosed financial statements, will have sufficient assets to satisfy those obligations.  The indemnification provisions are set forth in a letter executed by Trian Fund Management, L.P.  The letter specifically sets forth that in the event we obtain a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity that is owed money by us for services rendered or contracted for or products sold to us, the indemnification from Trian Fund Management, L.P. will not be available, even if such waiver is subsequently found to be invalid and unenforceable.  The indemnification from Trian Fund Management, L.P. will also be unavailable in respect of any claims under our indemnity of the underwriters against certain liabilities related to our initial public offering or in respect of any claims under the indemnification provisions of our amended and restated certificate of incorporation or the indemnity agreements we have entered into with our officers and directors (although Trian Fund Management, L.P. has separately guaranteed certain of our obligations under such indemnity agreements with our officers and directors prior to our business combination).

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account we may not be able to return to our public stockholders the liquidation amounts due them.

 Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension.  If we have not consummated a business combination within such time frame and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating.  Under Section 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after our corporate existence terminates and, therefore, we do not intend to comply with those procedures.  Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders.  We may not be able to properly assess all claims that may be potentially brought against us.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date.  Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.  In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than approximately $9.84.

Our public stockholders will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash in connection with a business combination that the stockholder voted against and that is consummated by us or in connection with an extension of the time period within which we must consummate our business transaction that the stockholder voted against and that is approved.  In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to consummate a business combination, including:

•	restrictions on the nature of our investments;

•	restrictions on borrowing; and

•	restrictions on the issuance of securities, including warrants.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act.  To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  By restricting the holdings of the trust account to these instruments, we believe that we will not be deemed an investment company within the meaning of the Investment Company Act.  The trust account and the purchase of government securities and money market funds for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders.

If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act that would require additional expenses for which we have not budgeted.  Furthermore, if we are deemed to be an investment company, our contracts may be voided and we may be unable to consummate a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months (or up to 30 months if our stockholders approve an extension) before receiving liquidation distributions.

We have until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, to consummate a business combination.  We have no obligation to return funds to stockholders prior to such date (other than pursuant to conversion rights in connection with an extension) unless we consummate a business combination prior thereto and only then in cases where stockholders have properly sought conversion of their shares.  Only after the expiration of this 24-month period ending January 29, 2010 (or up to 30-month period ending July 29, 2010, if our stockholders approve an extension) will public stockholders be entitled to liquidation distributions if we are unable to consummate a business combination.

 Stockholders will not be entitled to protections normally afforded to stockholders of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to consummate a business combination with an unidentified target business, we may be deemed to be a blank check company under the United States securities laws.  However, since we had net tangible assets in excess of $5 million upon the consummation of our initial public offering and filed a current report on Form 8-K with the Securities and Exchange Commission on February 4, 2008, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect stockholders of blank check companies such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the income earned on the funds deposited in the trust account.  Because we are not subject to these rules, including Rule 419, we have a longer period of time to consummate a business combination in certain circumstances than we would if we were subject to such rule.

 Risks Relating to Our Business Combination

 The requirement that we consummate a business combination by January 29, 2010 (or up to July 29, 2010, if our stockholders approve an extension) may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders on a pro rata basis the net amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension.  Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement.  Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate a business combination with that particular target business, we may be unable to consummate a business combination with any target business.  This risk will increase as we get closer to the time limit referenced above.

 We may issue shares of our capital stock to consummate a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  Immediately after our initial public offering, there were 260,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.  We may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to consummate a business combination.  In addition, we may issue common stock as part of the co-investment units and upon the exercise of warrants included in the co-investment units described in this Annual Report on Form 10-K.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors and cause our public stockholders to become minority stockholders in the combined entity; and

•	may adversely affect prevailing market prices for our common stock.

For a more complete discussion of the possible structure of a business combination, see “Item 1. Business—Effecting our Business Combination—General.”

 Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.

While we will not structure our business combination in such a way that we will not acquire a controlling interest in a target company (whether through the acquisition of a majority of the voting equity interests of the target or through other means), we may in the future co-invest with third parties through partnerships or joint investment in an acquisition target or other entities.  In such circumstances, we may not be in a position to exercise sole decision-making authority regarding a target business, partnership or other entity.  Investments in partnerships or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions.  Partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such partners may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets.  Disputes between us and partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business.  Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk.  We may also, in certain circumstances, be liable for the actions of our third-party partners.  For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity.  Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such party defaults on its guaranty obligation.

 If the net proceeds of our initial public offering not placed in trust together with income earned on the trust account available to us are insufficient to allow us to operate until at least January 29 ,2010 (or up to July 29, 2010, if our stockholders approve an extension), we may not be able to consummate a business combination.

We currently believe that the $500,000 in funds available to us outside of the trust account together with up to $9.5 million of income earned on the trust account that may be disbursed to us will be sufficient to allow us to operate until at least January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, assuming that a business combination is not consummated during that time.  However, our estimates may not be accurate.  We will depend on sufficient income being earned on the proceeds held in the trust account to provide us with up to $9.5 million of additional working capital we may need to identify one or more target businesses and to consummate our business combination, as well as to pay any taxes that we may owe.  A substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close our business combination.  In such event, we would need to raise additional funds to operate or may be forced to liquidate.  Neither our sponsor nor any member of our management team is under any obligation to loan us money under such circumstances.

We could use a portion of the funds not being placed in trust or that may be released to us from the trust to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of these funds as a down payment, “reverse break-up fee” (a payment to the target company under a merger agreement if the financing for an acquisition is not obtained), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with others on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into such a letter of intent where we paid for the right to receive exclusivity from an acquisition target and were subsequently required to forfeit such funds (whether as a result of our breach or for other reasons) or if we agree to a reverse break-up fee and subsequently were required to pay such fee (whether as a result of failure to obtain the necessary financing or for other reasons), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential acquisition targets.  In such event, we would need to obtain additional funds to continue operations.  Neither our sponsor nor our management team is under any obligation to advance funds in such circumstances.

 Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to consummate a business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire.  Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction and make us less attractive to a potential target business.  In addition, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.  Also, our obligation in certain instances to convert into cash shares of our common stock may reduce the resources available to us for a business combination.  Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

 Since we have not yet selected any target business with which to consummate a business combination, we are unable to currently ascertain the merits or risks of the business’s operations and stockholders will be relying on management’s ability to source and evaluate potential business combinations.

Because we have not yet identified a prospective target business, stockholders currently have no basis to evaluate the possible merits or risks of our business combination.  Although our management and board of directors will evaluate the risks inherent in a particular target business, they may not properly ascertain or assess all of the significant risk factors.  Except for the limitation that a target business have a fair market value of at least 80% of our net assets held in trust (net of taxes and up to $9.5 million disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.  Public stockholders will be relying on the ability of our officers and directors to source business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations.

 We may have only limited ability to evaluate the management of the target business.

While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements.  This could be expensive and time-consuming and could lead to various operational issues that may adversely affect our operations.

 Since we may acquire a business that has operations outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

If we acquire a business that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination.  The additional risks to which we may be exposed in any such case include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	an inadequate banking system;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

In addition, if we acquire a business that conducts a substantial portion of its business in emerging economies, we could face additional risks, including the following:

•	the challenge of navigating a complex set of licensing requirements and restrictions affecting the conduct of business in such countries by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our customers; and

•	difficulty retaining management personnel and skilled employees.

If we are unable to manage these risks following a business combination, we may face significant liability, our international sales could decline and our financial results could be adversely affected.

 Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries.  Foreign currency fluctuations may affect the costs that we incur in such international operations.  It is also possible that some or all of our operation expenses may be incurred in non-U.S.  dollar currencies.  The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

 Because any target business with which we attempt to consummate a business combination will be required to provide our stockholders with financial statements prepared in accordance with certain requirements set out by U.S. federal securities laws, the pool of prospective target businesses may be limited.

In accordance with the requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements that are prepared in accordance with International Financial Reporting Standards (IFRS), in accordance with U.S. generally accepted accounting principles (U.S. GAAP) or in accordance with another comprehensive basis of accounting reconciled to U.S. GAAP, and that are audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).  To the extent that a proposed target business does not have financial statements that have been prepared in accordance with IFRS or U.S. GAAP, or that can be reconciled to U.S. GAAP, and that are audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business.  These financial statement requirements may limit the pool of potential target businesses.

 Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other advisors.  If a decision is made not to consummate a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control, such as public stockholders who own 40% or more of the shares of common stock issued in our initial public offering voting against the proposed business combination or an extension of the time period within which we must consummate our business combination and opting to have us redeem their stock for a pro rata share of the trust account, even if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination.  Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

 Initially, we may only be able to consummate one business combination, which will cause us to be solely dependent on a single asset or property.

The net proceeds from our initial public offering and the private placement of sponsor warrants (excluding the underwriters’ deferred discount of approximately $29.8 million held in trust) provided us with approximately $875.8 million, which is held in trust and may be used by us to consummate a business combination.  We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans.  As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination.  We could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements.  However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination.  Consequently, it is probable that we will have the ability to consummate only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses.  However, should our management elect to pursue more than one acquisition simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition.  Furthermore, even if we consummate the acquisition of more than one target business at substantially the same time, we may not be able to integrate the operations of such target businesses.  Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to consummate several business combinations in different industries or different areas of a single industry.  Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

 We are not required to obtain an opinion from an unaffiliated third party as to the fair market value of the target business or businesses or that the price we are paying for such business or businesses is fair to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that the target business or businesses we select have a fair market value of at least 80% of our net assets held in trust (net of taxes and up to $9.5 million disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of our business combination, unless our board is not able to independently determine that the target business or businesses have a sufficient fair market value.  We are also not required to obtain an opinion from an unaffiliated third party that the price we are paying for the target business or businesses we select is fair to our stockholders.

Firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurance that, as a result of such limitations or applicable law, our stockholders, in addition to our board of directors, will be entitled to rely on any opinion that may be obtained.  We expect to require that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used.  If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors.

 There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

 The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our business combination, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.

 Certain regulatory requirements may increase the time and costs of consummating an acquisition.

If we were to acquire a previously privately owned company, it most likely will incur additional costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings.  Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any business combination.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

 We may be unable to obtain additional financing, if required, to consummate a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement of sponsor warrants will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction.  If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for suitable target businesses, or the obligation to convert into cash a significant number of shares of our common stock from dissenting stockholders, we will be required to seek additional financing such as debt, equity or co-investment with other investors.  Such additional financing might not be available to us on acceptable terms, if at all.  The global financial markets have recently experienced declining equity valuations and disruptions in the credit markets due to liquidity imbalances and repricing of risk, which may impact our ability to obtain additional financing on reasonable terms, if at all.  To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  If we are unable to secure additional financing, and, as a result, we fail to consummate a business combination in the allotted time, we would liquidate the trust account, resulting in a loss of a portion of our public stockholders’ investment.  In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth.  The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination.  None of our officers or directors or our sponsor is required to provide any financing to us in connection with or after the consummation of a business combination.

 We may issue notes or other debt securities, or otherwise incur substantial debt, to consummate a business combination, which may adversely affect our financial condition.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to consummate a business combination.  The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt was payable on demand;

•	covenants that limit our ability to pay dividends on our common stock, acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt contained covenants restricting our ability to obtain additional financing while such debt was outstanding.

 Risks Relating to Our Securities

 Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase up to 92,000,000 shares of common stock as part of the units sold in our initial public offering.  In addition, immediately prior to the closing of our initial public offering, we issued and sold 10,000,000 warrants to our sponsor in exchange for $10 million, which was deposited in our trust account, and in October 2007, we issued 23,000,000 warrants (after giving effect to an adjustment in connection with a stock dividend) to our sponsor as part of the sponsor units.  We may also issue additional warrants as part of the co-investment units Trian Fund Management, L.P. purchases or causes to be purchased immediately prior to our business combination to the extent Trian Fund Management, L.P. has not purchased or caused to be purchased the full $75 million of our common stock pursuant to its purchase commitment described in this Annual Report on Form 10-K.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business.  Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to consummate the business combination.  Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.  In addition, the sale, or even the possibility of sale, of the shares of common stock issuable upon exercise of the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing.  If and to the extent these warrants are exercised, stockholders may experience dilution to their holdings.

 If we redeem the warrants included in the units offered to the public, the sponsor warrants and the warrants included in the sponsor units, which are non-redeemable so long as they are held by the sponsor or its permitted transferees, could provide the sponsor and its permitted transferees with the ability to realize a larger gain than the public warrant holders.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days prior written notice of redemption to each warrant holder; and

•
if, and only if, the last sale price of our common stock equals or exceeds $13.75 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders.

In addition, we may not redeem such warrants unless the shares of common stock issuable upon exercise of those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

Redemption of the warrants could force the warrant holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) accept the nominal redemption price, which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

As a result of the sponsor warrants and the warrants included in the sponsor units not being subject to redemption so long as they are held by the sponsor or its permitted transferees, holders of such warrants could realize a larger gain than our public warrant holders in the event we redeem our public warrants.

Our management’s ability to require holders of our public warrants to exercise such warrants on a cashless basis, if exercised, would cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described above have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash.  This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

 A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Although our securities are listed on the American Stock Exchange, a national securities exchange, an active trading market for our securities may never develop or, if developed, it may not be sustained.  Stockholders may be unable to sell their securities unless a market can be established or sustained.

 The American Stock Exchange may de-list our securities from quotation on its exchange, which could limit a stockholder’s ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange.  However, our securities may not continue to be listed on the American Stock Exchange in the future.  In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements.  We may not be able to meet those initial listing requirements at that time.

If the American Stock Exchange de-lists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

 An effective registration statement may not be in place when a holder desires to exercise warrants, thus precluding such a holder from being able to exercise its warrants and causing such warrants to expire worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock issuable upon exercise of the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside.  Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our reasonable efforts to maintain a current registration statement covering the issuance of the shares of common stock issuable upon exercise of the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking, we may not be able to do so and therefore the warrants could expire worthless.  Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock included in the units.  In addition, we have agreed to use our reasonable efforts to register the issuance of the shares of common stock issuable upon exercise of the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available.  The value of the warrants may be greatly reduced if a registration statement covering the issuance of the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside.  Holders of warrants who reside in jurisdictions in which the issuance of the shares of common stock issuable upon exercise of the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.  In no event will the registered holders of a warrant be entitled to receive a net cash settlement, stock, or other consideration in lieu of physical settlement in shares of our common stock.  If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

 Certain warrant holders are unlikely to receive direct notice of redemption of our warrants.

We expect most warrant holders hold their securities through one or more intermediaries and consequently warrant holders are unlikely to receive notice directly from us that the warrants are being redeemed.  If a warrant holder fails to receive notice of redemption from a third party and its warrants are redeemed for nominal value, such warrant holder will not have recourse against us.

 Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may delay or prevent our acquisition by a third party, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and amended and restated by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors.  These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.  The provisions include, among others:

•	provisions establishing a board of directors that is divided into three classes with staggered terms;

•
provisions relating to the number and election of directors, the appointment of directors upon an increase in the number of directors or vacancy and provisions permitting the removal of directors only for cause and with a 66 2/3% stockholder vote;

•	provisions requiring a 66 2/3% stockholder vote for the amendment of certain provisions of our certificate of incorporation and for the adoption, amendment and repeal of our by-laws;

•	provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called;

•	elimination of the right of our stockholders to act by written consent; and

•	provisions prescribing advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders.

Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.  Together, these provisions of our amended and restated certificate of incorporation, by-laws and Delaware law may make the removal of management more difficult and may discourage potential takeover attempts that could otherwise involve payment of a premium over prevailing market prices for our securities and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.

 Risks Relating to Our Officers and Directors and Our Sponsor

 Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our officers and directors, some or all of whom may not continue with us up until or following a business combination.

None of our current key personnel, including our officers, will have entered into employment or consulting agreements with us prior to our business combination.  Accordingly, such key personnel may not continue in their positions with us until we have identified and consummated our initial business combination.  Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target business may also remain in place.

In making the determination as to whether current management of the target business should remain with us following the business combination, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that our initial officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination.  While we intend to closely scrutinize any individuals we engage after a business combination, our assessment of these individuals may not prove to be correct.

Our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties.  Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination.  While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.  In addition, it is possible that certain key employees of a target business may not remain with the surviving company and may need to be replaced by our officers or other management personnel recruited by us.  We may be unable to successfully fill these positions, which could materially harm our business and results of operations.

Our officers and directors are not required to commit their full time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities.  Such conflicts of interest could have a negative impact on our ability to consummate a business combination.

While we expect that our current officers and directors will devote a portion of their time to our business, our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments.  We do not intend to have any full time employees prior to the consummation of a business combination.  All of our current officers and directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs.  If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.  These conflicts may not be resolved in our favor.

 We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our officers or directors or our sponsor, which may raise potential conflicts.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our officers or directors or our sponsor, which may raise potential conflicts.  We are unable to predict whether, when or under what circumstances we would pursue or enter into any such business combination.  Also, the consummation of a business combination between us and an entity owned by a business in which our officers or directors or our sponsor may have an interest could present a conflict of interest.

 Our sponsor and our officers and directors currently own shares of our common stock that will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target business is appropriate for a business combination.

Our sponsor, our officers and directors and our other non-public stockholders own shares of common stock that were issued prior to our initial public offering, but they have waived their right to participate in any liquidation distribution with respect to those shares of common stock if we are unable to consummate a business combination.  In addition, our sponsor purchased 10,000,000 warrants directly from us in a private placement immediately prior to the consummation of our initial public offering at a purchase price of $1.00 per warrant for a total purchase price of $10 million.  The shares of common stock acquired prior to our initial public offering and any warrants owned by our sponsor will expire worthless if we do not consummate a business combination.  The personal and financial interests of our officers and directors may influence their motivation in timely identifying and selecting a target business and consummating a business combination.  Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target business that is not in the best interests of our public stockholders.

 Our officers, directors, security holders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest.  Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.  Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.  However, we have adopted a policy that, prior to the consummation of a business combination, none of our existing officers or directors or our sponsor, or any entity with which they are affiliated, will be paid, either by us or a target company, any finder’s fee, consulting fee or other compensation for any services they render in order to effectuate the consummation of a business combination, other than (i) the reimbursement of out-of-pocket expenses, (ii) the monthly administrative services fee of $10,000 payable to Trian Fund Management, L.P. and (iii) by virtue of their ownership of sponsor units, sponsor warrants or any securities included in or issuable upon exercise of such securities.

 In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated.  Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors have been or currently are a principal of, or affiliated or associated with, a blank check company.  However, our officers and directors may in the future become affiliated with additional entities, including other blank check companies, which may be engaged in activities similar to those intended to be conducted by us.  In addition, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations.  Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In order to minimize potential conflicts of interest that may arise from multiple affiliations, each of our officers and directors (other than our independent directors) has agreed, until the earliest of the consummation of our business combination, January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, and such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business combination opportunity involving the potential acquisition of a controlling interest (whether through the acquisition of a majority of the voting equity interests of the target or through other means) in a company that is not publicly traded on a stock exchange or over-the- counter market with an enterprise value of between $800 million and $3.2 billion, subject to (i) any fiduciary duties or contractual obligations they may have currently or in the future in respect of Trian Partners and any companies in which Trian Partners invests and (ii) any other pre-existing fiduciary duties or contractual obligations they may have.  We expect primarily to target businesses within this range of enterprise values (calculated as equity value plus debt, minus cash), although we have the flexibility to acquire a business outside of this range.

Each of our officers and directors (other than our independent directors) has a duty to present Trian Partners with opportunities that meet the investment strategy of Trian Partners, which consists primarily of making non-control investments in existing public companies.  Mr. Peltz, Mr. May and Mr. Garden are also directors of Triarc Companies, Inc. and, in addition to the general fiduciary duties they owe to Triarc, each of them (as well as Trian Fund Management, L.P.) has a contractual obligation to present Triarc with opportunities relating to investments in excess of 50% of the outstanding voting securities of businesses relating to the quick service restaurant industry.  This contractual obligation will remain in effect for as long as Triarc continues to control the outstanding equity interest of businesses in the quick service restaurant industry, one or more of Mr. Peltz, Mr. May and Mr. Garden serves as a director of Triarc and these individuals together own in excess of 10% of Triarc’s common equity.  Even in the absence of this contractual obligation, Mr. Peltz, Mr. May and Mr. Garden may owe fiduciary duties to present Triarc with business opportunities relating to the quick service restaurant industry, before presenting such opportunities to us, for as long as they serve on Triarc’s board of directors.

In addition, Mr. Peltz owes a fiduciary duty to H. J. Heinz Company, of which he is a director, Mr. May owes a fiduciary duty to Deerfield Capital Corp., of which he is a director, and Mr. Garden owes a fiduciary duty to Chemtura Corporation, of which he is a director.  To the extent that such individuals identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor their pre-existing fiduciary obligations to such entities.  Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

In addition, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or our sponsor in circumstances that would conflict with any fiduciary duties or contractual obligations they may have currently or in the future in respect of Trian Partners or any companies in which Trian Partners invests or any other fiduciary duties or contractual obligations they may have as of January 29, 2008 (the date of the consummation of our initial public offering).

 The requirement that we consummate a business combination within 24 months (or up to 30 months if our stockholders approve an extension) after the consummation of our initial public offering may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Our officers and directors and our sponsor may receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, including traveling to and from the offices, service centers or similar locations of prospective target businesses to examine their operations.  The funds for such reimbursement will be provided from the money that is being held outside of the trust or is permitted to be disbursed to us from the trust.  In the event that we do not effect a business combination by January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if our stockholders approve an extension, then any expenses incurred by such individuals in excess of the money being held outside of the trust or permitted to be disbursed to us from the trust will not be repaid as we will liquidate at such time.  On the other hand, if we consummate a business combination within such time period, those expenses may be repaid by the target business.  Consequently, our officers and directors may have an incentive to approve and consummate a business combination for reasons other than just what is in the best interest of our stockholders.

 Our sponsor exercises significant influence over us and its interests in our business may be different than yours.

Our sponsor and its permitted transferees (including our officers and directors and our other non-public stockholders) own 20% of our issued and outstanding common stock.  This ownership interest, together with any other acquisitions of our shares of common stock (or warrants that are subsequently exercised), including purchases pursuant to Trian Fund Management, L.P.’s purchase commitment, could allow our sponsor to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our business combination.  The interests of our sponsor and our public stockholders may not always align and taking actions that require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.  Our sponsor or our officers or directors or any of their affiliates may decide, for financial or other reasons, to purchase our securities in the future in the open market or in private transactions in compliance with our insider trading policy.  Any decision to purchase additional securities in the open market or in private transactions will likely be based on the offering or trading price of the securities and a determination that the purchase represents an attractive investment opportunity.

In the event our sponsor or our officers or directors purchase shares in privately negotiated transactions from stockholders who have already cast votes against a proposed business combination and requested conversion of their shares, such selling stockholders would be required to revoke their prior votes against the proposed business combination and to revoke their prior elections to convert their shares and to cast new votes in favor of the proposed business combination.  The revocation of prior negative votes and substitution therefor of votes in favor of the proposed business combination would have the effect of reducing conversions and increasing votes in favor of the proposed business combination, thereby making it more likely that a proposed business combination would be approved.

We have opted out of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such.  Therefore, subject to certain transfer restrictions described herein, our sponsor may transfer control of us to a third party by transferring our common stock, which would not require the approval of our board of directors or our other stockholders.  In addition, such a change of control may not involve a merger or other transaction that would require payment of consideration to our other stockholders.  The possibility that such a change of control could occur may limit the price that investors are willing to pay in the future for shares of our common stock.

 Claims for indemnification by our officers and directors may reduce the funds available to satisfy successful third-party claims against us and may reduce the amount of money in the trust account.

Under our amended and restated certificate of incorporation and pursuant to certain indemnity agreements, we have agreed to indemnify our officers and directors against a variety of expenses (including attorneys’ fees) to the fullest extent permitted under Delaware law.  If indemnification payments are made to our officers and directors pursuant to our amended and restated certificate of incorporation and indemnity agreements, the amount of money in the trust account may be reduced.

 In certain circumstances, our board of directors may be viewed as having breached its fiduciary duty to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders.  Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders on a pro rata basis promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors.  Claims may be brought against us for these reasons thereby exposing our board of directors and our company to claims of punitive damages.

ITEM 1B.  Unresolved Staff Comments.

    None.

ITEM 2.     Properties.

    We currently maintain our executive offices at 280 Park Avenue, 41st Floor, New York, New York 10017.  The cost for this space is included in the $10,000 per month fee that Trian Fund Management, L.P. charges us for general and administrative services.  We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Trian Fund Management, L.P. is at least as favorable as we could have obtained from an unaffiliated person.  We consider our current office space adequate for our current operations.

ITEM 3.     Legal Proceedings.

    We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

    On January 15, 2008, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to act by written consent in lieu of an annual meeting to elect Geoffrey C. Bible, Edward P. Garden, Kenneth W. Gilbert, Richard A. Mandell, Peter W. May, Nelson Peltz and Joel E. Smilow to serve as members of our board of directors and to ratify the issuance of 23,000,000 units (after giving effect to an adjustment in connection with a stock dividend) to our sponsor for the purpose of exempting such issuance from Section 16(b) of the Exchange Act.  We received the requisite consents of our stockholders with respect to such proposals.

    On January 16, 2008, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to approve and consent to the adoption and filing of our amended and restated certificate of incorporation.  We received the requisite consents of our stockholders with respect to such proposal.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units began trading on the American Stock Exchange on January 24, 2008 under the symbol “TUX.U,” prior to which there was no established public trading market for our securities.  Each of our units consists of one share of common stock and one warrant to purchase an additional share of common stock.  On February 5, 2008, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “TUX.WS” and “TUX,” respectively.  Each warrant entitles the holder to purchase one share of our common stock at a price of $7.00 commencing on the later of our consummation of a business combination and January 23, 2009, provided that we have an effective registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus is available.  The warrants will expire on January 23, 2013, or earlier upon redemption.

Holders of Common Equity

On March 17, 2008, there were approximately 2 holders of record of our units, approximately 2 holders of record of our warrants and approximately 13 holders of record of our common stock.  Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

On January 23, 2008, prior to the closing of our initial public offering, we declared a dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of sponsor units and warrants included in (or formerly included in) such units, so that, after giving effect to our initial public offering, our sponsor, our officers and directors and our other non-public stockholders and their permitted transferees own 20% of our issued and outstanding units (or their equivalent in shares of common stock and warrants).  Except for this stock dividend, we have not paid any dividends on our common stock to date and will not pay cash dividends prior to the consummation of our business combination.  After we consummate our business combination, the payment of dividends will depend on our revenues and earnings, if any, our capital requirements and our general financial condition.  The payment of dividends after our business combination will be within the discretion of our board of directors at that time.  Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate that our board will declare any dividends in the foreseeable future.  Further, any credit agreements we enter into in connection with our business combination or otherwise may restrict or prohibit payment of dividends.  In the event that we do declare dividends, our board of directors will determine the dates on which any entitlements to dividends arise, the methods of calculating such dividends and the cumulative or non-cumulative nature of dividend payments.

Recent Sales of Unregistered Securities

The information in this section has been adjusted to reflect a dividend on January 23, 2008 of 0.06667 shares of common stock for each share of common stock issued and outstanding on such date and a corresponding adjustment to the number of sponsor units and warrants included in (or formerly included in) such units.

On October 29, 2007, we sold 23,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, to our sponsor without registration under the Securities Act.  Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.  The securities were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0011 per unit.

In addition, our sponsor purchased from us 10,000,000 warrants at $1.00 per warrant (for an aggregate purchase price of $10 million).  This purchase occurred on a private placement basis on January 29, 2008 immediately prior to the consummation of our initial public offering.  The issuance of the sponsor warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Use of Proceeds from our Initial Public Offering

On January 29, 2008, we consummated our initial public offering of 92,000,000 units (including 12,000,000 units sold pursuant to the underwriters’ over-allotment option), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $7.00 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds of $920 million.  Also on January 29, 2008, we completed the sale of 10,000,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $10 million.  The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos.  333-147094 and 333-148830).  The SEC declared the registration statement effective on January 23, 2008.  Deutsche Bank Securities Inc. and Merrill Lynch & Co. served as joint bookrunning managers of the offering, and Maxim Group LLC served as co-manager.

We received net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, of which $29.8 million is attributable to the portion of the underwriters’ discount that has been deferred until the consummation of our business combination.  The net proceeds were deposited in a trust account maintained by Wilmington Trust Company, acting as trustee.  These funds will not be released until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred discount will be payable to the underwriters only upon the consummation of our business combination, and will be reduced pro ratably to the extent public stockholders exercise conversion rights.  Up to $9.5 million of the income earned on the trust account may be released to us to fund expenses related to investigating and selecting a target business and other working capital requirements, and any amounts necessary to pay any tax obligations on the income earned on the trust account may also be released to us.  The net proceeds deposited into the trust account remain on deposit in the trust account and earned approximately $1,655,000 in interest through February 29, 2008.

Since the consummation of our initial public offering on January 29, 2008, we have not incurred any significant expenses relating to the offering.  However, certain legal and printing and engraving expenses previously incurred in connection with the offering, in the amount of $350,000 in the aggregate, were deferred until after the consummation of the offering and have since been paid from income earned on the trust account.

ITEM 6.    Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read together with our financial statements and the notes thereto, which are included in this Annual Report on Form 10-K.  The financial data presented do not reflect the effects of our initial public offering as it was consummated subsequent to the December 31, 2007 financial statement date.

As of December 31, 2007
Balance Sheet Data:

Working capital deficiency	$(1,027,301)
Total assets	1,053,753
Total liabilities	1,145,075
Common stock subject to conversion	3,261
Stockholders’ deficit	(94,583)

For the period from October 16, 2007 (inception) to December 31, 2007
Statement of Operations Data:

Expenses	$116,575
Net loss	$(116,322)
Net loss per common share	$(0.01)
Average common shares outstanding, including redeemable common shares (basic and diluted)	23,000,000

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company formed on October 16, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more domestic or international operating businesses or assets.  We consummated our initial public offering on January 29, 2008.  We are currently in the process of evaluating and identifying targets for a business combination.  Our efforts in identifying prospective target businesses are not limited to a particular industry or group of industries.

We intend to effect our business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of our public stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors and cause our public stockholders to become minority stockholders in the combined entity;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of our company; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

        As indicated in the accompanying financial statements, at December 31, 2007 we had $117,774 in cash and deferred offering costs of $935,979.  Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.  Our plans to raise capital or to consummate our business combination may not be successful.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.
Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering.  Our only activities since inception have been organizational activities, those necessary to consummate our initial public offering and those in connection with identifying and investigating targets for a business combination.  We will not generate any operating revenues until after consummation of our business combination.  We will generate non-operating income in the form of income on cash and cash equivalents.  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $53.7 million, and (ii) the sale of the sponsor warrants in the private placement for a purchase price of $10 million, was approximately $905.6 million, which includes approximately $29.8 million of deferred underwriting commissions.  Of the net proceeds from the sale of the units in the offering and the sale of sponsor warrants in the private placement, $500,000 was not deposited in trust.

We may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating a business combination, to fund the purchase of other companies or for working capital.

We will use a substantial portion of the net proceeds of our initial public offering in connection with acquiring one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination.  To the extent we use our capital stock in whole or in part as consideration for a business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions.  Such funds could also be used to repay any operating expenses or finder’s fees which we had incurred prior to the consummation of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe the working capital of $500,000 obtained through our initial public offering and the income of up to $9.5 million earned on the balance of the trust account available for withdrawal by us to meet working capital requirements, will be sufficient to allow us to operate at least until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if extended pursuant to a stockholder vote as described in this Annual Report on Form 10-K, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include $7.5 million for legal, accounting and other expenses associated with structuring, negotiating and documenting business combinations; $240,000 for office space, administrative services and support payable to Trian Fund Management, L.P., representing $10,000 per month for up to 24 months (or up to $300,000 in the event our stockholders approve an extension); $200,000 for legal and accounting fees related to regulatory reporting requirements; and $2.1 million for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

On November 5, 2007, our sponsor made a $250,000 loan to us to fund a portion of the organizational and offering expenses owed by us to third parties.  The principal balance of the loan was repaid on January 29, 2008.  The loan had been repayable on the earlier of (i) the date of the consummation of our initial public offering and (ii) September 30, 2008.  No interest accrued on the unpaid principal balance of the loan.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business.  However, we will rely on the funds available to us outside of the trust account and income earned of up to $9.5 million on the trust account to fund such expenditures and if our estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.  Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

 Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purposes entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

 Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

We are obligated to pay a $10,000 monthly fee to Trian Fund Management, L.P. for office space, administrative services and support for up to 24 months (or up to 30 months in the event our stockholders approve an extension) from the date of our initial public offering.  This obligation terminates upon the earlier of the consummation of our business combination and our liquidation.

 Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, with we refer to as the FASB, issued Statement No. 141 (revised 2007), “Business Combinations,” which we refer to as SFAS 141(R).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date.  SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with our first fiscal quarter of 2009.  Early adoption is not permitted.  We are in the process of evaluating the impact SFAS 141(R) may have on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which we refer to as SFAS 160.  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with our first fiscal quarter of 2009.  Early adoption is not permitted.  We are in the process of evaluating the impact FAS 160 may have on our consolidated financial position and results of operations.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

 ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2007, we were not subject to significant market risk as our cash and cash equivalents of approximately $118,000 were held in a bank account and a bank money market fund and were substantially covered by federal deposit insurance.  Following the completion of our initial public offering on January 29, 2008, the net proceeds of the offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

ITEM 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trian Acquisition I Corp.:

We have audited the accompanying balance sheet of Trian Acquisition I Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for the period from October 16, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period from October 16, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the accompanying financial statements have been retroactively adjusted for the stock dividend declared on January 23, 2008.

As described in Notes 1 and 2 to the financial statements, the Company consummated its initial public offering on January 29, 2008.

As described in Note 1 to the financial statements, the Company will only continue in existence for a specified period of time if a business combination is not consummated.

/s/ Deloitte & Touche LLP
New York, New York
March 20, 2008

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$117,774
Total current assets	117,774
Noncurrent assets:
Deferred offering costs	935,979
Total assets	$1,053,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Note payable to sponsor	$250,000
Accrued expenses	895,075
Total current liabilities	1,145,075

Commitments and contingencies

Common stock subject to redemption, $0.0001 par value; 3,000,000 shares issued and
outstanding at December 31, 2007 (Note 1)	3,261

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or
outstanding at December 31, 2007	--
Common stock, $0.0001 par value; 225,000,000 shares authorized; 20,000,000 shares
issued and outstanding at December 31, 2007 (Note 1)	2,000
Additional paid-in capital (Note 1)	19,739
Deficit accumulated during the development stage	(116,322)
Total stockholders’ deficit	(94,583)

Total liabilities and stockholders’ deficit	$1,053,753

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from October 16, 2007 (inception) to December 31, 2007

Income:
Interest income	$253

Expenses:
Professional services	91,575
Formation and other costs	25,000
Total expenses	116,575
Loss before income taxes	(116,322)
Income taxes	--
Net loss	$(116,322)

Loss per common share:
Basic and diluted	$(0.01)

Average common shares outstanding, including redeemable common shares:
Basic and diluted (Note 1)	23,000,000

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period from October 16, 2007 (inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Issuance of units to initial stockholders
at $0.0011 per unit (Note 1)	20,000,000	$2,000	$19,739	$--	$21,739
Net loss	--	--	--	(116,322)	(116,322)
Balance at December 31, 2007	20,000,000	$2,000	$19,739	$(116,322)	$(94,583)

See accompanying notes to financial statements.

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from October 16, 2007 (inception) to December 31, 2007

Cash Flows From Operating Activities:
Net loss	$(116,322)
Changes in operating assets and liabilities:
Accrued expenses	79,575
Net cash and cash equivalents used in operating activities	(36,747)

Cash Flows From Financing Activities:
Proceeds from note payable to sponsor	250,000
Proceeds from sale of units subject to redemption	3,261
Payments for offering costs	(120,479)
Proceeds from sale of other units	21,739
Net cash and cash equivalents provided by financing activities	154,521
Increase in cash and cash equivalents	117,774
Cash and cash equivalents at beginning of period	--
Cash and cash equivalents at end of period	$117,774

Supplemental Disclosure of Noncash Financing Activities:
Deferred offering costs included in accrued expenses	$815,500

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Trian Acquisition I Corp. (the “Company”) was incorporated in Delaware on October 16, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more domestic or international operating businesses or assets.  The Company is considered in the development stage and is subject to the risks associated with development stage companies.

At December 31, 2007, the Company had not commenced any operations.  All activity through December 31, 2007 relates to the Company’s formation and its initial public offering described below.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 2 was declared effective January 23, 2008.  The Company consummated the Offering (including units sold pursuant to the underwriters’ exercise of their over-allotment option) on January 29, 2008 and immediately prior to such Offering, the Sponsor purchased 10,000,000 warrants at $1.00 per warrant from the Company in a private placement (the “Private Placement”) (see Notes 2 and 4).  The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating one or more business combinations with an operating company.  The business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the Company’s net assets held in trust (net of taxes and amounts disbursed to the Company for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination.  If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of such net assets at the time of the business combination.  The Company will not consummate a business combination unless it acquires a controlling interest in a target company, whether through the acquisition of the majority of the voting interests of the target or through other means.

The Company’s efforts in identifying prospective target businesses is not limited to a particular industry or group of industries.  Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for increasing profitability.

Net proceeds of $905,608,000 from the Offering and the Private Placement received subsequent to December 31, 2007 are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights (as described below).  The proceeds in the Trust Account include 3.24% of the Offering proceeds representing a deferred underwriting discount.  Upon consummation of a business combination, $29,808,000, which constitutes the underwriters’ deferred discount, reduced pro-ratably by the exercise of stockholder conversion rights, will be paid to the underwriters from the funds held in the Trust Account.  The proceeds outside of the Trust Account as well as income of up to $9,500,000 earned on the Trust Account that may be released to the Company (as discussed in Note 2) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the Trust Account may be invested by the trustee only in United States government securities with maturities of 180 days or less or in money market funds, both meeting certain conditions of the Investment Company Act of 1940.

The Company will seek stockholder approval before it will effect a business combination, even if the business combination would not ordinarily require stockholder approval under applicable law.  In connection with the stockholder vote required to approve any business combination or any extension of the Company’s corporate existence up to July 23, 2010 (which is 30 months from the date of the prospectus filed with the Securities and Exchange Commission) (the “Extension Period”) in the event the Company has entered into a definitive agreement for, but has not yet consummated, any business combination, the Company’s stockholders immediately prior to the consummation of the Offering, including Trian Acquisition I, LLC, a Delaware limited liability company (the “Sponsor”), have agreed and their permitted transferees will agree, to vote the shares owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by holders of common stock acquired either as part of the units sold in the Offering or in the after market (the “Public Stockholders”).  The Company will proceed with a business combination only if (i) the business combination is approved by a majority of votes cast by the Public Stockholders at a duly held stockholders meeting, (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by a majority of the Company’s outstanding shares of common stock, and (iii) conversion rights (as described below) have been exercised with respect to less than 40% of the shares of common stock issued in the Offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with a stockholder vote, if any, to approve an extension of the time period within which the Company must consummate a business combination and the stockholder vote to approve a business combination).  If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination.

If the business combination is approved and consummated, subject to a limitation on the ability of a stockholder or more than one stockholder acting as a group to exercise conversion rights with respect to more than 10% of the outstanding shares, each Public Stockholder voting against such business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account (including the deferred underwriters’ discount and income earned on the Trust Account, net of income taxes payable on such income and net of income of up to $9,500,000 on the Trust Account disbursed to fund the Company’s working capital requirements).  Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

If the Company does not consummate a business combination by January 23, 2010 (or within the Extension Period, if applicable), the Company will liquidate and promptly distribute only to the Public Stockholders the amount in the Trust Account, less any income taxes payable on income and any income of up to $9,500,000 previously released to the Company and used to fund its working capital requirements, plus any remaining net assets.  If the Company fails to consummate a business combination within such time period, the Company’s amended and restated certificate of incorporation also provides that the Company’s corporate existence will automatically cease on January 23, 2010 (or at the conclusion of the Extension Period, if applicable) except for the purpose of winding up its affairs and liquidating. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10 offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 2).

       On January 23, 2008 the Company declared a stock dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of Sponsor units and warrants included in those units.  All share and per share data in the accompanying financial statements and these notes reflect this stock dividend.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2007 principally consist of cash in a mutual fund money market account.

Concentration of credit risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Net loss per share—Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method.  During the period from October 16, 2007 through December 31, 2007, such warrants, which aggregated 23,000,000, were antidilutive and consequently the effect of their conversion into shares of common stock has been excluded from the calculation of diluted net loss per share.

Income taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Deferred offering costs—Deferred offering costs consisting principally of legal, accounting and printing and engraving expenses that were related to the Offering were charged to additional paid-in capital upon the closing of the Offering on January 29, 2008.

Recent accounting pronouncements—In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is in the process of evaluating the impact SFAS 141(R) may have on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is in the process of evaluating the impact FAS 160 may have on its consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2—PUBLIC OFFERING

On January 29, 2008, the Company sold 92,000,000 units, which included 12,000,000 units sold pursuant to the underwriters’ exercise of their over-allotment option, in the Offering at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share commencing on later of: (i) the consummation of the business combination, or (ii) January 23, 2009.  The warrants will be exercisable only if the Company continues to provide for an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.  In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

The warrants expire on January 23, 2013, unless earlier redeemed.  The warrants included in the units sold in the Offering are redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, but only in the event that the last sale price of the common stock exceeds $13.75 per share for any 20 trading days within a 30-trading day period.

The warrants will be classified within stockholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

NOTE 3—INCOME TAXES

Components of the Company’s deferred tax assets are as follows:

Net operating loss carryforwards	$39,549
Less valuation allowance	(39,549)
Total	$--

Management recorded a full valuation allowance against its deferred tax assets because it did not believe it was more likely than not that sufficient taxable income would be generated.  The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance.  The net operating loss carryforward expires in 2027.

NOTE 4—NOTE PAYABLE TO SPONSOR AND OTHER RELATED PARTY TRANSACTIONS

On November 5, 2007, the Sponsor made a $250,000 loan to the Company to fund a portion of the organizational and offering expenses owed by the Company to third parties.  The principal balance of the loan was repaid on January 29, 2008.  The loan had been repayable on the earlier of (i) the date of the consummation of the Offering and (ii) September 30, 2008.  No interest accrued on the unpaid principal balance of the loan.

On January 29, 2008, the Sponsor purchased 10,000,000 warrants at $1.00 per warrant (for an aggregate purchase price of $10,000,000) from the Company.  The Sponsor is permitted to transfer the warrants held by it to certain permitted transferees, including the Company’s officers, directors and employees, any affiliates or family members of such individuals, any affiliates of the Company or the Sponsor, Trian Fund Management, L.P., an affiliate of the Sponsor, and any officers, directors, members and employees of the Sponsor, Trian Fund Management, L.P. or such affiliates, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor.  Otherwise, these warrants are not transferable or salable by the Sponsor (except as described below) until after the consummation of a business combination.  The sponsor warrants may be exercised by paying cash or on a cashless basis and are non-redeemable as long as they are held by the Sponsor or its permitted transferees.  Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants included in the units sold in the Offering.

In connection with the closing of the Offering, Trian Fund Management, L.P. agreed to cause Trian Partners (defined below) to place limit orders for up to $75,000,000 of the Company’s common stock commencing two days after the Company files a preliminary proxy statement relating to a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which the business combination is to be approved, or earlier under certain circumstances.  “Trian Partners” refers to Trian Fund Management, L.P., its affiliates and the funds and accounts managed by Trian Fund Management, L.P. or its affiliates.  The limit orders will require Trian Partners to purchase any of the shares of the Company’s common stock offered for sale at or below a price equal to the per-share value of the Trust Account as of the date of the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q, as applicable, filed prior to such purchase.  Any portion of the $75,000,000 not used for open market purchases of the Company’s common stock will be applied to the purchase of the Company’s units from the Company, at a price of $10 per unit, immediately prior to the consummation of a business combination.

In December 2007, the Sponsor sold an aggregate of 1,893,332 shares of common stock included in the Sponsor units discussed in Note 5 to certain officers and directors of the Company and other related parties for an aggregate purchase price of $2,058, or $0.0011 per share, which is equal to the purchase price per unit paid by the Sponsor.

The Company has agreed to pay Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

In addition, prior to a business combination, Trian Fund Management, L.P. has agreed to guarantee certain of the Company’s obligations to its officers and directors under indemnity agreements.  The Company will not pay a fee for such guarantees.

NOTE 5—SPONSOR UNITS

In October 2007, the Sponsor purchased an aggregate of 23,000,000 units for an aggregate purchase price of $25,000, or $0.0011 per unit.  This included an aggregate of 3,000,000 units that were subject to mandatory redemption by the Company if and to the extent the underwriters’ over-allotment option was not exercised, so that the Sponsor and its permitted transferees would own 20% of the Company’s issued and outstanding shares after the Offering.  However, the underwriters’ over-allotment was exercised in full in connection with the Offering.  Accordingly, the $3,261 corresponding to the common stock that was subject to mandatory redemption will be reclassified to permanent equity in the Company’s first quarter of 2008.  There are no circumstances beyond the Company’s control that would require the Company to redeem the warrants for cash.  Accordingly, the warrants included in the units have been classified within “Stockholders’ equity” in the accompanying balance sheet as of December 31, 2007.

Each sponsor unit consists of one share of common stock and one warrant.  The common stock and warrants comprising the sponsor units are identical to the common stock and warrants comprising the units sold in the Offering, except that:

•	such common stock and warrants are subject to the transfer restrictions described below;

•
the Sponsor has agreed, and any permitted transferees will agree, to vote the shares of common stock in the same manner as a majority of the shares of common stock voted by the Public Stockholders at a special or annual stockholders meeting called for the purpose of approving the Company’s business combination or any extension of the Company’s corporate existence up to July 23, 2010 in the event the Company has entered into a definitive agreement for, but has not yet consummated, any business combination;

•	the Sponsor and its permitted transferees will not be able to exercise the conversion rights described in Note 1 with respect to the common stock;

•	the Sponsor and its permitted transferees will have no right to participate in any liquidation distribution with respect to the common stock if the Company fails to consummate a business combination;

•
such warrants may not be exercised unless and until the last sale price of the common stock equals or exceeds $13.75 for any 20 days within any 30-trading day period beginning 90 days after the business combination;

•	such warrants will not be redeemable by the Company as long as they are held by the Sponsor or its permitted transferees; and

•	such warrants may by exercised by the holders by paying cash or on a cashless net share settlement basis.

The Sponsor has agreed, subject to certain exceptions described below, not to transfer, assign or sell any of the sponsor units or any of the common stock or warrants included in such units (including the common stock issuable upon exercise of the warrants) for a period of 180 days from the date of consummation of a business combination.

The Sponsor is permitted to transfer the Sponsor units and the common stock and warrants comprising such units (including the common stock issuable upon exercise of warrants) to the Company’s officers, directors and employees, any affiliates or family members of such individuals, any affiliates of the Company, the Sponsor or Trian Fund Management, L.P. and any officers, directors, members or employees of the Sponsor, Trian Fund Management, L.P. or such affiliates, but the transferees receiving such securities will be subject to the same transfer restrictions as the Sponsor.  Any such transfers will be made in accordance with applicable securities laws.  See Note 4 for disclosure of the transfers that took place in December 2007.

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares were issued and outstanding as of December 31, 2007.

Common Stock
The initial authorized common stock of the Company included up to 225,000,000 shares.  The holders of the common stock are entitled to one vote for each share of common stock.  In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors.  On January 29, 2008, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of the Company’s common stock to 500,000,000.

ITEM 9.     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

                None.

 ITEM 9A.     Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.  We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2008.

 ITEM 9B.     Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Nelson Peltz	65	Chairman of the Board
Peter W. May	65	Vice Chairman and Director
Edward P. Garden	46	President, Chief Executive Officer and Director
Geoffrey C. Bible	70	Director
Kenneth W. Gilbert	57	Director
Richard A. Mandell	65	Director
Joel E. Smilow	74	Director
Brian L. Schorr	49	Executive Vice President and Chief Legal Officer
Chad Fauser	34	Executive Vice President
Greg Essner	46	Treasurer and Chief Financial Officer
David I. Mossé	34	General Counsel, Secretary and Chief Compliance Officer

Nelson Peltz has been the Chairman of our Board since our inception.  Mr. Peltz has been Chief Executive Officer and a founding partner of Trian Fund Management, L.P. since its inception in November 2005.  Mr. Peltz is Chairman of Triarc Companies, Inc., which, through its subsidiaries, is the franchisor of the Arby’s restaurant system.  From 1993 through June 2007, Mr. Peltz served as Chairman and Chief Executive Officer of Triarc.  From its formation in 1989 to 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership, which provided investment banking and management services for entities controlled by Mr. Peltz and his business partner Peter W. May.  From 1983 until 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc., which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products (through American National Can Company), copper electrical wire and cable and steel conduit and currency and coin handling products.  Mr. Peltz is a director of H. J. Heinz Company.  Mr. Peltz was Chairman and a director of Deerfield Capital Corp. (formerly named Deerfield Triarc Capital Corp.) and a member of its investment committee from 2004 until 2007.  From 2003 to 2006, he served as a director of Encore Capital Group, Inc.  Mr. Peltz is Co- Chairman of the board of directors of the Simon Wiesenthal Center and Chairman of the New York Tolerance Center.  Mr. Peltz attended The Wharton School of the University of Pennsylvania.  He is the father-in-law of Edward P. Garden.

Peter W. May has been our Vice Chairman and a director since our inception.  Mr. May has been President and a founding partner of Trian Fund Management, L.P. since its inception in November 2005.  Mr. May is Vice Chairman of Triarc.  From 1993 through June 2007, Mr. May served as President and Chief Operating Officer of Triarc.  In addition, he is a director of Deerfield Capital Corp. and served as a member of its investment committee from 2004 until 2007.  From its formation in 1989 until 1993, Mr. May was President and Chief Operating Officer of Trian Group.  He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988.  In addition, from 1999 to 2000, he was a director of Ascent Entertainment Group and, from 1998 to 2007, he was a director of Encore Capital Group, Inc.  Mr. May is Chairman of the board of trustees of Mount Sinai Medical Center in New York.  Mr. May is a graduate of the University of Chicago, A.B., The University of Chicago School of Business, M.B.A. and is a Certified Public Accountant.  Mr. May also holds an Honorary Doctorate in Humane Letters from The Mount Sinai School of Medicine of New York University.

Edward P. Garden has been our President, Chief Executive Officer and a director since our inception.  Mr. Garden has been Portfolio Manager and a founding partner of Trian Fund Management, L.P. since its inception in November 2005.  From 2004 through June 2007, Mr. Garden served as Vice Chairman of Triarc, where he was Executive Vice President from 2003 until 2004.  Mr. Garden has also been a director of Triarc since 2004 and a director of Chemtura Corporation since January 2007.  Mr. Garden has served as a member of the investment committee of Deerfield Capital Corp. since 2004.  Prior to joining Triarc, from 1999 to 2003, Mr. Garden was a Managing Director of Credit Suisse First Boston, where he served as a senior investment banker in the Financial Sponsors Group.  From 1994 to 1999, he was a Managing Director at BT Alex Brown, where he was a senior member of the Financial Sponsors Group and, prior to that, co-head of Equity Capital Markets.  Mr. Garden graduated from Harvard College with a B.A. in Economics.  Mr. Garden is the son-in-law of Nelson Peltz.

Geoffrey C. Bible has been a director since December 2007.  Since 2002, Mr. Bible has served on the board of SABMiller plc and on the Advisory Board of Metalmark Capital LLC, a private equity firm.  Prior to his retirement in 2002, Mr. Bible served as Chief Executive Officer of Altria Group, Inc. (formerly Philip Morris Companies Inc.) from 1994 until 2002 and as Chairman of the Altria board from 1995 until 2002.  Between 2001 and 2002, he also served as Chairman of the Board of Kraft Foods Inc.  Mr. Bible also served as a director of News Corp. from 1998 until 2004, the New York Stock Exchange from 1995 until 2001 and B-Sky-B plc from 1994 until 1997.  He is a graduate of the Institute of Chartered Accountants in Australia and the Chartered Institute of Management Accountants in the United Kingdom.

Kenneth W. Gilbert has been a director since December 2007.  Between 2003 and 2004, he served as President and Chief Operating Officer of Uniworld Group, an advertising agency.  Between 1995 and 2001, he was Senior Vice President and Chief Marketing Officer of Snapple Beverage Group, Inc.  In September 2004, Mr. Gilbert founded his current company RazorFocus, a marketing research and consultancy serving a broad range of clients in package goods, pharmaceutical, insurance, publishing and advertising.  He attended Howard University and has a B.S. in Corporate and Organizational Management from the University of Connecticut.

Richard A. Mandell has been a director since December 2007.  Mr. Mandell is a private investor and financial consultant.  From 2004 until May 2007, he served as the Chairman of the Board of Directors of Encore Capital Group, Inc., where he currently serves as a director.  Mr. Mandell was previously a Vice President—Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, and prior to that, he was a Managing Director at Prudential Securities Incorporated.  Mr. Mandell holds a B.S.E. degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Joel E. Smilow has been a director since December 2007.  Mr. Smilow is the Chairman of Dinex Group, LLC, a company he formed in 1992 with chef Daniel Boulud that owns several restaurants and a catering business.  Formerly, Mr. Smilow was the Chairman of the Board and Chief Executive Officer of Playtex Products, Inc.  He retired in 1995 having served as Chairman and/or President of the company and its predecessors for more than 25 years.  Mr. Smilow is a graduate of Yale College.

Brian L. Schorr has been our Executive Vice President and Chief Legal Officer since our inception.  Mr. Schorr is Chief Legal Officer of Trian Fund Management, L.P. where he has served as a member of the investment team and chief legal strategist since November 2005.  From June 1994 through June 2007, he served as Executive Vice President and General Counsel of Triarc and certain of its subsidiaries.  Prior thereto, Mr. Schorr was a partner at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, which he joined in 1982.  Mr. Schorr received a J.D. from the New York University School of Law and a B.A. and an M.A. from Wesleyan University.

Chad Fauser has been our Executive Vice President since our inception.  He has been a member of the investment team of Trian Fund Management, L.P. since November 2005.  From October 2003 through June 2007, he served as a Vice President, Corporate Development, of Triarc Companies, Inc.  Prior to joining Triarc, Mr. Fauser worked at Morgan Stanley from 1996 to 2003, working in various groups including leveraged finance, mergers and acquisitions, financial sponsor coverage and equity capital markets.  Mr. Fauser received a B.A. in Economics from Duke University.

Greg Essner has been our Treasurer and Chief Financial Officer since our inception.  Mr. Essner has been Chief Financial Officer of Trian Fund Management, L.P. since its inception in November 2005.  He was also Senior Vice President and Treasurer of Triarc from 2005 through June 2007.  Prior thereto, he was Vice President, Treasury Services and Financial Planning of Triarc since 2001.  From 2000 to 2001, he was Corporate Controller of FrontLine Capital Group.  Prior to joining FrontLine, he held various positions at Triarc from 1993 to 2000, most recently that of Controller and Assistant Treasurer.  Mr. Essner received a B.B.A. in Accounting from Adelphi University.

David I. Mossé has been our General Counsel, Secretary and Chief Compliance Officer since January 2008.  Mr. Mossé has been the Chief Compliance Officer and a member of the investment team of Trian Partners since November 2005.  He is a director of Farrell Sports Concepts, Inc., a Trian Partners portfolio company.  Mr. Mossé served as a Vice President and Assistant General Counsel of Triarc from October 2003 through June 2007.  Prior to joining Triarc, from 1997 to 2000 and again from 2002 to 2003, Mr. Mossé was an associate with the law firm Cravath, Swaine & Moore LLP, and from 2000 to 2002 Mr. Mossé was a Senior Attorney with the law firm Venture Law Group.  Mr. Mossé received a J.D. from New York University School of Law and a B.A. from Duke University.

Number and Terms of Office of Directors and Officers

Our amended and restated certificate of incorporation divides our board of directors into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.  The term of office of the first class of directors, consisting of Messrs.  May and Smilow, will expire at our first annual meeting of stockholders after our initial public offering in 2009.  The term of office of the second class of directors, consisting of Messrs.  Garden and Bible, will expire at the second annual meeting of stockholders in 2010.  The term of office of the third class of directors, consisting of Messrs.  Peltz, Gilbert and Mandell, will expire at the third annual meeting of stockholders in 2011.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.  Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate.  Our amended and restated bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other officers as may be determined by the board of directors.

Collectively, through their positions described above, our officers and directors have extensive experience in investing in, owning and operating businesses.  These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Director Independence

The American Stock Exchange requires that a majority of our board of directors must be composed of independent directors, which are defined generally as persons other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that each of Messrs.  Bible, Gilbert, Mandell and Smilow are independent directors as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act.  Our independent directors will have regularly scheduled meetings or executive sessions at which only independent directors are present.

Committees of the Board

Our board of directors has three standing committees: an audit committee, an executive committee and a nominating and corporate governance committee.  Subject to phase-in rules and a limited exception, the rules of the American Stock Exchange and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.  Subject to phase-in rules and a limited exception, the rules of the American Stock Exchange require that the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors, which consists of Mr. Mandell (Chairman), Mr. Bible and Mr. Smilow, all of whom have been determined by our board of directors to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange and to meet the financial literacy requirements under the rules of the American Stock Exchange.  In addition, the board of directors has determined that Mr. Mandell satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements and recommending to the board whether the audited financial statements should be included in our Annual Report on Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Prior to our consummation of a business combination, the audit committee will also monitor on a quarterly basis our compliance with the material terms relating to our initial public offering.  If any noncompliance is identified, then the audit committee will be responsible for immediately taking all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering.

Executive Committee

We have established an executive committee of the board of directors.  The executive committee has the authority to act between meetings of the board of directors, except where action of the board of directors is required by law.  The members of the executive committee are Mr. Peltz (Chairman), Mr. Garden, Mr. Gilbert, Mr. Mandell and Mr. May.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors, which consists of Mr. Gilbert (Chairman), Mr. Bible and Mr. Mandell, all of whom have been determined by our board of directors to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.  The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.  The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Charter of the Nominating and Corporate Governance Committee, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee has established procedures that stockholders must follow in order to recommend director candidates for consideration by the committee.  In general, recommendations must be received by the company no later than 30 days after the end of the company’s fiscal year and the recommendation must contain detailed information regarding the qualifications, as well as the written consent, of each candidate being recommended.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees.  We have filed copies of our code of ethics and our board committee charters as exhibits to our Current Report on Form 8-K filed on January 29, 2008.  You may review these documents by accessing our public filings at the Securities and Exchange Commission’s web site at www.sec.gov.  In addition, a copy of the code of ethics will be provided without charge upon request to us.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We were not subject to the reporting requirements of the Exchange Act during the year ended December 31, 2007.  However, based solely on copies of such forms received since the effective date of our registration statement in connection with our initial public offering, we believe that, as of March 17, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.     Executive Compensation.

None of our executive officers or directors has received or will receive any cash compensation for services rendered prior to the consummation of our business combination.  Other than (i) the $10,000 per-month administrative fee paid to Trian Fund Management, L.P., (ii) reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, and (iii) by virtue of the ownership of the sponsor units, the sponsor warrants and any securities included in or issuable upon exercise of such securities, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our business combination (regardless of the type of transaction that it is).  We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

After the consummation of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with the stockholder meeting to approve a proposed business combination.  It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.  We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the business combination.  The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of a business combination will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of March 17, 2008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock
Trian Acquisition I, LLC(2),(3)	21,106,668	18.4%
Nelson Peltz(2),(3)	21,106,668	18.4%
Peter W. May(2),(3)	21,106,668	18.4%
Edward P. Garden(2),(3)	21,106,668	18.4%
Geoffrey C. Bible(4)	100,000	0.1%
Kenneth W. Gilbert(3)	100,000	0.1%
Richard A. Mandell(3)	100,000	0.1%
Joel E. Smilow(3)	100,000	0.1%
Brian L. Schorr(3),(5)	533,333	0.5%
Chad Fauser(3),(5)	373,333	0.3%
Greg Essner(3),(5)	53,333	*
David I. Mossé(3),(5)	53,333	*
All officers and directors as a group (eleven persons)	22,520,000	19.6%

*	Less than 0.1%

(1)	Gives effect to the stock dividend of 0.06667 shares of common stock for each issued and outstanding share of common stock that was declared on January 23, 2008.

(2)
These shares represent one hundred percent of our shares of common stock held by our sponsor.  Each of Mr. Peltz, Mr. May and Mr. Garden is a member of Trian Acquisition I, LLC.  Each of Mr. Peltz, Mr. May and Mr. Garden may be deemed to be the beneficial owner of all of the shares of our outstanding common stock held by our sponsor.  Each of Mr. Peltz, Mr. May and Mr. Garden disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)
The business addresses of our sponsor, Mr. Peltz, Mr. May, Mr. Garden, Mr. Gilbert, Mr. Mandell, Mr. Smilow, Mr. Schorr, Mr. Fauser, Mr. Essner and Mr. Mossé is c/o Trian Fund Management, L.P., 280 Park Avenue, 41st Floor, New York, New York 10017.

(4)	The business address of Mr. Bible is c/o Wagga Enterprises, One East Putnam Avenue, Greenwich, Connecticut 06830.

(5)
For each of the officers, one-third of these shares vest on December 31, 2009, and the remaining two-thirds of these shares vest on December 31, 2010, provided that the officer is still affiliated with us or our sponsor as an employee, officer or director, or such affiliation has been terminated without cause or as a result of the death or disability of the officer or by the officer for good reason.  In the event such officer is not affiliated with us or our sponsor prior to the dates set forth above, for reasons other than as described in the previous sentence, our sponsor has a right to repurchase under certain terms and conditions these shares at a purchase price of approximately $0.0011 per share.  Our sponsor’s repurchase right is assignable to us by our sponsor and such repurchase right will expire upon a change in control that occurs following the consummation of our business combination.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.

Mr. Peltz, Mr. May and Mr. Garden own all of the outstanding interests in our sponsor.  In October 2007, we issued an aggregate of 23,000,000 units (after giving effect to an adjustment in connection with the stock dividend described below) to our sponsor, for an aggregate purchase price of $25,000 in cash, or approximately $0.0011 per unit.  On January 23, 2008, we declared a dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of sponsor units and warrants included in (or formerly included in) such units, so that, after giving effect to our initial public offering, our sponsor, our officers and directors and our other non-public stockholders and their permitted transferees own 20% of our issued and outstanding units (or their equivalent in shares of common stock and warrants).

In December 2007, our sponsor sold an aggregate of 1,893,332 shares of common stock included in the sponsor units (after giving effect to the stock dividend) to certain of our officers and directors and other related parties for a purchase price per share equal to the purchase price per unit paid by our sponsor.  Included in these sales are the following sales of shares of our common stock to the officers and directors listed below:

Name	Number of Shares	Relationship to Us
Brian L. Schorr	533,333	Executive Vice President and Chief Legal Officer
Chad Fauser	373,333	Executive Vice President
Geoffrey C. Bible	100,000	Director
Kenneth W. Gilbert	100,000	Director
Richard A. Mandell	100,000	Director
Joel E. Smilow	100,000	Director
Greg Essner	53,333	Treasurer and Chief Financial Officer
David I. Mossé	53,333	General Counsel, Secretary and Chief Compliance Officer

Our sponsor also purchased 10,000,000 warrants from us in a private placement on January 29, 2008, immediately prior to the closing of our initial public offering.  Each sponsor warrant entitles the holder to purchase one share of our common stock.  Our sponsor has agreed that the sponsor warrants (including the common stock issuable upon exercise of the warrants) will not, subject to certain limited exceptions, be transferred, assigned or sold by it until after the consummation of our business combination.

In addition, on January 29, 2008, Trian Fund Management, L.P., which is an affiliate of our sponsor, entered into an agreement with Deutsche Bank Securities Inc. and Merrill Lynch & Co. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, pursuant to which it will, or it will cause one of its affiliates or the funds and accounts managed by it or its affiliates to, place limit orders for up to $75 million of our common stock commencing two business days after we file a preliminary proxy statement relating to our business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved, or earlier in certain circumstances.  The limit orders require such entities to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase.  The purchase of such shares will be made by Deutsche Bank Securities Inc., Merrill Lynch & Co. or another broker dealer mutually agreed upon by such firms and Trian Fund Management, L.P.  It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances.  Such entities will agree to vote all shares of common stock purchased pursuant to such limit orders in favor of our business combination and in favor of an extension of our corporate existence to up to July 29, 2010 (30 months after our initial public offering) in the event we have entered into a definitive agreement for, but have not yet consummated, our business combination.  As a result, such entities may be able to influence the outcome of our business combination or a proposed extension.  Such entities will not be permitted to exercise conversion rights with respect to any shares of common stock purchased pursuant to such limit orders but they will participate in any liquidation distribution with respect to such shares.  Any portion of the $75 million not used for open market purchases of common stock will be applied to the purchase of units from us, at a price of $10.00 per unit, immediately prior to the consummation of our business combination.  Such entities will agree not to sell or transfer any shares of common stock or co-investment units (including the securities underlying or issuable upon exercise of such securities) purchased pursuant to these agreements, subject to certain exceptions, until 180 days after the consummation of our business combination.

Trian Fund Management, L.P. has agreed to, from January 29, 2008 through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time.  We have agreed to pay Trian Fund Management, L.P. $10,000 per month for these services.  However, this arrangement is solely for our benefit and is not intended to provide any of our officers or directors compensation in lieu of salary.  We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Trian Fund Management, L.P. is at least as favorable as we could have obtained from an unaffiliated person.

Other than (i) the $10,000 per-month administrative fee paid to Trian Fund Management, L.P., (ii) reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations and (iii) by virtue of the ownership of the sponsor units, the sponsor warrants and any securities included in or issuable upon exercise of such securities, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our business combination (regardless of the type of transaction that it is).

We have entered into a license agreement with Trian Fund Management, L.P. permitting us to use the corporate name “Trian” prior to our business combination.  We are not obligated to pay Trian Fund Management, L.P. for this license.

On November 5, 2007, our sponsor made a $250,000 loan to us to fund a portion of the organizational and offering expenses owed by us to third parties.  The principal balance of the loan was repaid on January 29, 2008.  The loan had been repayable on the earlier of (i) the date of the consummation of our initial public offering and (ii) September 30, 2008.  No interest accrued on the unpaid principal balance of the loan.

We have agreed to indemnify our officers and directors against certain liabilities and expenses.  Prior to our business combination, Trian Fund Management, L.P. will provide guarantees of certain of our obligations to our officers and directors under the indemnity agreements.  We will not pay a fee for any such guarantees.

Prior to consummation of our business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders.  If a potential contracted party refuses to execute such a waiver, then Trian Fund Management, L.P. has agreed to cover the potential claims made by such party for services rendered and goods sold to the extent we do not have working capital outside the trust account (including amounts available for release) sufficient to cover such claims.  However, Trian Fund Management, L.P.’s obligation does not apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  In the event that Trian Fund Management, L.P. did not comply with its indemnity obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf.

We have entered into a registration rights agreement with respect to the sponsor units and sponsor warrants.  Pursuant to the registration rights agreement between us, our sponsor, our other stockholders who owned our common stock prior to the initial public offering, including Messrs.  Bible, Gilbert, Mandell, Smilow, Schorr, Fauser, Essner and Mossé, and Trian Fund Management, L.P., the holders of the sponsor units and the co-investment units (and the common stock and warrants comprising such units and the common stock issuable upon exercise of such warrants), the sponsor warrants (and the common stock issuable upon exercise of such warrants) and any shares of common stock purchased pursuant to the Trian Fund Management, L.P. purchase commitment are entitled to four demand registration rights, “piggy-back” registration rights and short-form resale registration rights commencing after the consummation of our business combination, in the case of the sponsor warrants, and 180 days after the consummation of our business combination, in the case of the sponsor units, the co-investment units and the shares of common stock purchased pursuant to the purchase commitment.  We will bear the expenses incurred in connection with the filing of any such registration statements pursuant to such rights.

Pursuant to lock-up provisions in letter agreements with us and the underwriters entered into by our sponsor, our officers and directors and our other non-public stockholders, our sponsor, our officers and directors, and such other stockholders have agreed, subject to certain exceptions described below, not to transfer, assign or sell, directly or indirectly:

•
any of the sponsor units or any of the common stock or warrants included in such units (including the common stock issuable upon exercise of the warrants) for a period of 180 days from the date of consummation of our business combination, or

•	any of the sponsor warrants (including the common stock issuable upon exercise of the warrants) until after we consummate our business combination.

In addition, the entities participating in the Trian Fund Management, L.P. purchase commitment will agree not to sell or transfer any shares of common stock or co-investment units (including the securities underlying or issuable upon exercise of such securities) purchased pursuant to the purchase commitment, subject to certain exceptions, until 180 days after the consummation of our business combination.

Notwithstanding the foregoing, the sponsor units, the sponsor warrants and the co-investment units (including the securities underlying or issuable upon exercise of such securities) and any shares of common stock purchased pursuant to the Trian Fund Management, L.P. purchase commitment will be transferable to the following permitted transferees under the following circumstances:

•
to us, our officers, directors and employees, any affiliates or family members of such individuals, our sponsor, Trian Partners, any affiliates of us, our sponsor or Trian Partners and any officers, directors, members and employees of our sponsor, Trian Partners or such affiliates;

•
in the case of individuals, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of the individual or to a charitable organization;

•	in the case of an individual pursuant to a qualified domestic relations order;

•	if the transferor is a corporation, partnership or limited liability company, any stockholder, partner or member of the transferor; and

•	to any individual or entity by virtue of laws or agreements governing descent or distribution upon the death or dissolution of the transferor.

All permitted transferees receiving such securities must agree in writing to be subject to the same transfer restrictions as our sponsor and any such transfers will be made in accordance with applicable securities laws.

After our business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders.  It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates, including loans by members of our management team, will be on terms as a whole believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties.  Such transactions or loans, including any forgiveness of loans, involving an aggregate payment or consideration in excess of $25,000, will require prior approval in each instance by our audit committee, which will have access, at our expense, to our attorneys or independent legal counsel.  If a transaction with an affiliated third party were found to be on terms as a whole less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

ITEM 14.      Principal Accountant Fees and Services.

The firm of Deloitte & Touche LLP acts as our principal accountant.  The following is a summary of fees paid to Deloitte for services rendered:

Audit Fees

The aggregate fees billed or expected to be billed for professional services rendered by Deloitte for the year ended December 31, 2007 for the annual audit of our financial statements for such year amounted to $25,000.

Audit-Related Fees

The aggregate fees billed or expected to be billed for audit-related services rendered by Deloitte that are not reported as Audit Fees for the year ended December 31, 2007 related to services in connection with our initial public offering and amounted to $140,000.

Tax Fees

We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007.

All Other Fees

We did not receive products and services provided by Deloitte, other than those discussed above, for the year ended December 31, 2007.

Pre-Approval Policy

Since our audit committee was not formed until January 2008, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors.  Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Deloitte, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Report:

1.  Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

2.  Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.  Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C.  20549.  Such materials can also be accessed through the SEC's website at  www.sec.gov.

(c) Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

The following exhibits are being filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

1.1
Underwriting Agreement, dated January 23, 2008, among Trian Acquisition I Corp. and Deutsche Bank Securities Inc. and Merrill Lynch & Co., as representatives of the underwriters (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 29, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 29, 2008).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 29, 2008).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form S-1 (No. 333-147094)).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to our Registration Statement on Form S-1 (No. 333-147094)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 5 to our Registration Statement on Form S-1 (No. 333-147094)).

4.4
Second Amended and Restated Warrant Agreement between American Stock Transfer & Trust Company, as warrant agent, and Trian Acquisition I Corp. (incorporated by reference to Exhibit 4.4 of Amendment No. 5 to our Registration Statement on Form S-1 (No. 333-147094)).

4.5
Amendment to Second Amended and Restated Warrant Agreement, dated as of January 23, 2008, between Trian Acquisition I Corp. and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on January 29, 2008).

10.1	Unit Subscription Agreement between Trian Acquisition I Corp. and Trian Acquisition I, LLC (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (No. 333-147094)).

10.2
Amendment to Unit Subscription Agreement, dated as of January 23, 2008, between Trian Acquisition I Corp. and Trian Acquisition I, LLC (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on January 29, 2008).

10.3
Amended and Restated Sponsor Warrant Purchase Agreement between Trian Acquisition I Corp. and Trian Acquisition I, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-147094)).

10.4
Investment Management Trust Agreement, dated as of January 23, 2008, between Trian Acquisition I Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 29, 2008).

10.5
Letter Agreement, dated as of January 23, 2008, among Trian Acquisition I Corp., the Underwriters and Trian Acquisition I, LLC (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on January 29, 2008).

10.6
Letter Agreement, dated as of January 23, 2008, among Trian Acquisition I Corp., the Underwriters and each of the officers and management directors (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 29, 2008).

10.7
Letter Agreement, dated as of January 23, 2008, among Trian Acquisition I Corp., the Underwriters and each of the independent directors (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 29, 2008).

10.8
Letter Agreement, dated as of January 23, 2008, among Trian Acquisition I Corp., the Underwriters and each stockholder (who is not also a director or officer) (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on January 29, 2008).

10.9
Letter Agreement, dated as of January 23, 2008, between Trian Acquisition I Corp. and Trian Acquisition I, LLC providing for administrative services (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on January 29, 2008).

10.10
Registration Rights Agreement, dated January 29, 2008, among Trian Acquisition I Corp., Trian Acquisition I, LLC, Trian Fund Management, L.P. and certain stockholders (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 29, 2008).

10.11
License Agreement between Trian Acquisition I Corp., Trian Acquisition I, LLC and Trian Fund Management, L.P. (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-147094)).

10.12
Co-Investment Unit Subscription Agreement, dated January 29, 2008, between Trian Acquisition I Corp. and Trian Fund Management, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 29, 2008).

10.13
Letter Agreement, dated as of January 23, 2008, among Trian Acquisition I Corp., the Underwriters and Trian Fund Management, L.P. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on January 29, 2008).

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 of our Current Report on Form 8-K filed on January 29, 2008).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of Audit Committee (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on January 29, 2008).

99.2	Charter of Nominating and Corporate Governance Committee (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on January 29, 2008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 24, 2008	TRIAN ACQUISITION I CORP.

	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President, Chief Executive Officer and Director
(Duly Authorized Signatory, Principal Executive
Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Edward P. Garden, Greg Essner, Brian L. Schorr and David I. Mossé as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/EDWARD P. GARDEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2008
Edward P. Garden

/s/GREG ESSNER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2008
Greg Essner

/s/NELSON PELTZ	Chairman of the Board	March 24, 2008
Nelson Peltz

/s/PETER W. MAY	Vice Chairman	March 24, 2008
Peter W. May

/s/GEOFFREY C. BIBLE	Director	March 24, 2008
Geoffrey C. Bible

/s/KENNETH W. GILBERT	Director	March 24, 2008
Kenneth W. Gilbert

/s/RICHARD A. MANDELL	Director	March 24, 2008
Richard A. Mandell

/s/JOEL E. SMILOW	Director	March 24, 2008
Joel E. Smilow

EXHIBIT 31.1

CERTIFICATION

I, Edward P. Garden, certify that:

1. I have reviewed this annual report on Form 10-K of Trian Acquisition I Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

       a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

       b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 24, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Greg Essner, certify that:

1. I have reviewed this annual report on Form 10-K of Trian Acquisition I Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

       a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

       a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

       b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 24, 2008	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Trian Acquisition I Corp. (the “Company”) on Form 10-K for the year ended December 31, 2007 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 24, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: March 24, 2008	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Trian Acquisition I Corp. and will be retained by Trian Acquisition I Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Annual Report on Form 10-K or as a separate disclosure document.