Form 10-Q
period 2008-03-31
TRIAN ACQUISITION I CORP.
filed 2008-05-07
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-33920

TRIAN ACQUISITION I CORP.
 (Exact name of Registrant as specified in its charter)

Delaware	26-1252336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 41st Floor
New York, New York  10017
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 451-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer  ☐                                                                    Accelerated filer  ☐

          Non-accelerated filer  ☒  (do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

There were 115,000,000 shares of the Company’s common stock, par value $0.0001 per share, outstanding on April 30, 2008.

Index

                                                                                                                                                                                                                                                                                                      Page
Cautionary Note Regarding Forward-Looking Statements                                                                                                                                                                                                                 3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Balance Sheets as of December 31, 2007 and March 31, 2008	4
	Unaudited Condensed Statements of Operations for the period from inception (October 16, 2007) to March 31, 2008 and for the three months ended March 31, 2008	5
	Unaudited Condensed Statements of Cash Flows for the period from inception (October 16, 2007) to March 31, 2008 and for the three months ended March 31, 2008	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
SIGNATURES		21
Ex-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22
Ex-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23
Ex-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, and the information incorporated by reference, that are not purely historical are forward-looking statements.  Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “company” or “our company” refer to Trian Acquisition I Corp.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$117,774	$407,441
Restricted cash equivalents held in a trust account (Note 1)	--	907,525,198
Prepaid expenses	--	494,113
Total current assets	117,774	908,426,752
Noncurrent assets:
Other assets	--	155,529
Deferred offering costs	935,979	--
Total assets	$1,053,753	$908,582,281

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued income taxes	$--	$1,171,193
Other accrued expenses (Note 4)	895,075	467,767
Deferred underwriters’ discount (Note 1)	--	29,808,000
Note payable to sponsor	250,000	--
Total current liabilities	1,145,075	31,446,960

Common stock subject to redemption, $0.0001 par value;
3,000,000 shares issued and outstanding at December 31, 2007,
36,799,999 shares issued and outstanding at March 31, 2008 (Note 1)	3,261	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of taxes of $260,674) ) (Note 1)	--	506,014

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $0.0001 par value; 225,000,000 shares authorized,
20,000,000 shares issued and outstanding at December 31, 2007,
500,000,000 shares authorized; 78,200,001 shares issued and
outstanding at March 31, 2008 (Note 1)	2,000	7,820
Additional paid-in capital (Note 1)	19,739	513,334,394
Surplus (deficit) accumulated during the development stage	(116,322)	1,134,454
Total stockholders’ equity (deficit)	(94,583)	514,476,668
Total liabilities and stockholders’ equity (deficit)	$1,053,753	$908,582,281

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Period from
	October 16,	Three
	2007	Months
	(inception) to	Ended
	March 31, 2008	March 31, 2008

Income:
Interest income	$3,217,826	$3,217,573

Expenses:
Formation and other costs	406,165	289,590
Income before income taxes	2,811,661	2,927,983
Income taxes	1,171,193	1,171,193
Net income	$1,640,468	$1,756,790

Deferred interest, net of taxes, attributable to common
stock subject to redemption	(506,014)	(506,014)
Net income attributable to common stock	$1,134,454	$1,250,776

Income per common share:
Basic and diluted	$0.03	$0.02

Weighted average common shares outstanding
Basic and diluted (Note 1)	41,825,000	60,292,308

See accompanying notes to financial statements.

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Period from
	October 16,	Three
	2007	Months
	(inception) to	Ended
	March 31, 2008	March 31, 2008

Cash Flows from Operating Activities:
Net income	$1,640,468	$1,756,790
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on restricted cash equivalents held in the trust account	(3,215,718)	(3,215,718)
Withdrawal of restricted cash equivalents held in the trust account	1,298,520	1,298,520
Changes in operating assets and liabilities:
Increase in prepaid expenses	(494,113)	(494,113)
Increase in other assets	(155,529)	(155,529)
Increase in accrued income taxes	1,171,193	1,171,193
Increase in other accrued expenses	149,848	70,273
Net cash and cash equivalents provided by operating activities	394,669	431,416

Cash Flows from Investing Activities:
Investment in restricted cash equivalents held in the trust account	(905,608,000)	(905,608,000)
Net cash and cash equivalents used in investing activities	(905,608,000)	(905,608,000)

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred underwriters’
discount, held in the trust account	895,608,000	895,608,000
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	10,000,000
Proceeds from initial public offering held outside the trust account	1,300,000	1,300,000
Payments for offering costs	(1,312,228)	(1,191,749)
Proceeds from note payable to sponsor	250,000	--
Repayment of note payable to sponsor	(250,000)	(250,000)
Proceeds from sale of sponsor units	25,000	--
Net cash and cash equivalents provided by financing activities	905,620,772	905,466,251
Increase in cash and cash equivalents	407,441	289,667
Cash and cash equivalents at beginning of period	--	117,774
Cash and cash equivalents at end of period	$407,441	$407,441

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$29,808,000

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

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

At March 31, 2008, the Company had not commenced any operations.  All activity through March 31, 2008 relates to the Company’s formation, its initial public offering described below and beginning the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of March 31, 2008 and the results of its operations for the period from October 16, 2007 (date of inception) to March 31, 2008 and the three months ended March 31, 2008.  The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year.

    The registration statement for the Company’s initial public offering (the “Offering”) described in Note 2 was declared effective January 23, 2008.  The Company consummated the Offering (including units sold pursuant to the underwriters’ exercise of their over-allotment option) on January 29, 2008 and immediately prior to such Offering, the Sponsor purchased 10,000,000 warrants at $1.00 per warrant from the Company in a private placement (the “Private Placement”) (see Notes 2 and 4).  The Company intends to effect a business combination using the proceeds of the Offering, its capital stock, debt or a combination of cash, stock and debt.  The business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the Company’s net assets held in trust (net of taxes and amounts disbursed to the Company for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination.  If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of such net assets at the time of the business combination.  The Company will not consummate a business combination unless it acquires a controlling interest in a target company, whether through the acquisition of the majority of the voting interests of the target or through other means.

The Company’s efforts in identifying prospective target businesses is not limited to a particular industry or group of industries.  Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for increasing profitability.

Net proceeds of $905,608,000 from the Offering and the Private Placement received on January 29, 2008 are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights (as described below).  The proceeds in the Trust Account include $29,808,000 of deferred underwriting discount, which represents 3.24% of the Offering proceeds.  Upon consummation of a business combination, such deferred underwriting discount, reduced pro-ratably by the exercise of stockholder conversion rights, will be paid to the underwriters from the funds held in the Trust Account.  Proceeds held outside of the Trust Account as well as income of up to $9,500,000 earned on the Trust Account that may be released to the Company (as discussed in Note 2) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the Trust Account may be invested by the trustee only in United States government securities with maturities of 180 days or less or in money market funds, both meeting certain conditions of the Investment Company Act of 1940.

       The Company will seek stockholder approval before it effects its initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law.  In connection with the stockholder vote required to approve a business combination or an extension of the Company’s corporate existence up to July 23, 2010 (which is 30 months from the date of the prospectus filed with the Securities and Exchange Commission) (the “Extension Period”) in the event the Company has entered into a definitive agreement for, but has not yet consummated, a business combination, the Company’s stockholders immediately prior to the consummation of the Offering, including Trian Acquisition I, LLC, a Delaware limited liability company (the “Sponsor”), have agreed and their permitted transferees will agree, to vote the shares owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by holders of common stock acquired either as part of the units sold in the Offering or in the after market (the “Public Stockholders”).  The Company will proceed with a business combination only if (i) the business combination is approved by a majority of votes cast by the Public Stockholders at a duly held stockholders meeting, (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by a majority of the Company’s outstanding shares of common stock, and (iii) conversion rights (as described below) have been exercised with respect to less than 40% of the shares of common stock issued in the Offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with a stockholder vote, if any, to approve an extension of the time period within which the Company must consummate a business combination and the stockholder vote to approve a business combination).  If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination.

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

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2007 and March 31, 2008 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents held in a trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of underwriters’ deferred discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At March 31, 2008, the Trust Account is invested in U.S. Treasury bills with maturities of 90 days or less when purchased and two money market mutual funds that invest in U.S. Treasury securities.  At March 31, 2008, the balance in the Trust Account was $907,525,198, which reflects $3,215,718 of interest income less income of $1,298,520 withdrawn to pay expenses, and represents approximately $9.86 per share held by Public Stockholders.

Concentration of credit risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The Company does not believe the cash equivalents held in the Trust Account are subject to significant credit risk as the portfolio is invested in United States government securities and money market funds that invest in securities of the United States government.

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

Common stock subject to redemption—As discussed in more detail above, the Company will only proceed with a business combination if (1) it is approved by a majority of the votes cast by Public Stockholders and (2) Public Stockholders holding less than 40% (36,800,000) of the shares of common stock sold in the Offering exercise their conversion rights.  Accordingly, the Company has classified 36,799,999 shares of its common stock outside of permanent equity as “Common stock subject to redemption,” at an initial conversion price of $9.84.  The Company recognizes changes in the redemption value as they occur and adjusts the carrying value of “Deferred interest attributable to common stock subject to redemption” to reflect the required adjustment to the redemption value at the end of each reporting period by a charge against retained earnings, or in the absence of retained earnings, by a charge against additional paid-in capital.

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption for income per share purposes gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

NOTE 2—PUBLIC OFFERING

On January 29, 2008, the Company sold 92,000,000 units, including 12,000,000 units sold pursuant to the underwriters’ exercise of their over-allotment option, in the Offering at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share commencing on later of (i) the consummation of the business combination or (ii) January 23, 2009.  The warrants will be exercisable only if the Company continues to provide for an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.  In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

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

The warrants are classified within stockholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

NOTE 3—RESTRICTED CASH EQUIVALENTS HELD IN A TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account at March 31, 2008 were as follows:

United States Treasury bills	$779,526,255
Money market mutual funds invested in United States Treasury securities	127,998,943
$907,525,198

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

        In connection with travel relating to the January 2008 marketing efforts with respect to the Offering, aircraft owned by Triarc Companies, Inc. and one of its subsidiaries (collectively, “Triarc”) were used.  The aircraft were made available pursuant to the terms of aircraft time sharing agreements between Triarc and Trian Fund Management, L.P. (the “Time Sharing Agreements”), an affiliate of the Sponsor.  The Company expects to reimburse Trian Fund Management, L.P., which would in turn reimburse Triarc pursuant to the Time Sharing Agreements, for the incremental costs of the air travel, which aggregated an estimated $317,919 as of March 31, 2008.  That amount is included in “Other accrued expenses” in the accompanying balance sheet as of March 31, 2008.  The Company’s Chairman and Vice Chairman are also the non-executive Chairman and Vice Chairman, respectively, of Triarc, and together own shares representing approximately 34% of Triarc’s voting power. The Company’s Chief Executive Officer is also a director of Triarc.

       The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement aggregated $30,000 for the three months ended March 31, 2008.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

In addition, prior to a business combination, Trian Fund Management, L.P. has agreed to guarantee certain of the Company’s obligations to its officers and directors under indemnity agreements.  The Company will not pay a fee for such guarantees.

NOTE 5—SPONSOR UNITS

In October 2007, the Sponsor purchased an aggregate of 23,000,000 units for an aggregate purchase price of $25,000, or $0.0011 per unit.  This included an aggregate of 3,000,000 units that were subject to mandatory redemption by the Company if and to the extent the underwriters’ over-allotment option was not exercised, so that the Sponsor and its permitted transferees would own 20% of the Company’s issued and outstanding shares after the Offering.  As the underwriters’ over-allotment was exercised in full in connection with the Offering, such units are no longer mandatorily redeemable.  Accordingly, the $3,261 corresponding to the common stock that was subject to mandatory redemption was reclassified to permanent equity during the three months ended March 31, 2008.  There are no circumstances beyond the Company’s control that would require the Company to redeem the warrants for cash.  Accordingly, the warrants included in the units are classified within “Stockholders’ equity” in the accompanying balance sheets.

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

•	such warrants will not be redeemable by the Company as long as they are held by the Sponsor or its permitted transferees; and

•	such warrants may by exercised by the holders, at their election, by paying cash or on a cashless net share settlement basis.

The Sponsor has agreed, subject to certain exceptions described below, not to transfer, assign or sell any of the Sponsor units or any of the common stock or warrants included in such units (including the common stock issuable upon exercise of such warrants) for a period of 180 days from the date of consummation of a business combination.

The Sponsor is permitted to transfer the Sponsor units and the common stock and warrants comprising such units (including the common stock issuable upon exercise of such warrants) to the Company’s officers, directors and employees, any affiliates or family members of such individuals, any affiliates of the Company, the Sponsor or Trian Fund Management, L.P. and any officers, directors, members or employees of the Sponsor, Trian Fund Management, L.P. or such affiliates, but the transferees receiving such securities will be subject to the same transfer restrictions as the Sponsor.  Any such transfers will be made in accordance with applicable securities laws.  See Note 4 for disclosure of the transfers that took place in December 2007.

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of March 31, 2008.

Common Stock
The initial authorized common stock of the Company included up to 225,000,000 shares.  Holders of common stock are entitled to one vote for each share of common stock.  In addition, holders of common stock are entitled to receive dividends when, as and if declared by the board of directors.  On January 29, 2008, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of the Company’s common stock to 500,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; and

•	our inability to obtain necessary additional financing if the debt securities contain covenants restricting our ability to obtain such financing while the debt securities are outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans.  Our plans to raise capital or to consummate our business combination may not be successful.  We will only continue in existence for a specified period of time if a business combination is not consummated.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering.  Our only activities since inception have been organizational activities, those necessary to consummate our initial public offering and those in connection with identifying and investigating targets for a business combination.  We will not generate any operating revenues until after consummation of our business combination.  We are generating non-operating income in the form of interest income on cash and cash equivalents.  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially.

For the three-month period ended March 31, 2008, we had interest income of $3.2 million, substantially all of which related to the investment of $905.6 million of the net proceeds from our initial public offering in restricted cash equivalents.  We also recognized $0.3 million of formation and other costs.  After recognizing an income tax provision of $1.2 million, we had net income for our 2008 first quarter of $1.8 million.

Liquidity and Capital Resources

A total of $905.6 million of the net proceeds from our initial public offering, including $10.0 million from the sale of the sponsor warrants in a private placement and $29.8 million of deferred underwriting commissions, was placed in a trust account at Wilmington Trust Company, which we refer to as Wilmington, with Wilmington serving as trustee and custodian.  The trust account is currently invested in Treasury bills with maturities of 90 days or less when purchased and, to a lesser extent, two money market mutual funds that invest exclusively in U.S. Treasury securities.  In addition, after the effect of $0.8 million that was deducted from the offering proceeds to pay expenses of the offering, we received $0.5 million of the offering proceeds to be held outside of the trust account to fund a portion of our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $0.25 million loan from our sponsor, which loan had been used to fund offering related expenses.

As of March 31, 2008, the balance in the trust account was $907.5 million, or approximately $9.86 per share held by stockholders that participated in our initial public offering, which we refer to as our public stockholders.  Since the inception of the trust through March 31, 2008, $3.2 million of interest income was earned and we withdrew $1.3 million of that interest income to fund general and administrative expenses, including $350,000 of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  In April 2008, we withdrew $1.1 million from the trust account to pay taxes on the interest income earned in the trust account.  As of March 31, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.4 million.

Prior to the consummation of a business combination, we intend to use a substantial portion of the cash released to us from the trust account in connection with identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring and negotiating the business combination.  We intend to effect a business combination using the proceeds from our initial public offering, our capital stock, debt or a combination of cash, stock and debt.  The proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting commissions paid to the underwriters) that are not utilized as part of the consideration for a business combination will be released to us and will be available to finance the operations of the target business or businesses.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions or the payment of principal or interest due on indebtedness incurred in consummating a business combination.  Such funds could also be used to repay any operating expenses or finder’s fees which we had incurred prior to the consummation of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe the remaining portion of the working capital of $500,000 obtained through our initial public offering and the income of up to $9.5 million earned on the balance of the trust account available for withdrawal by us to meet working capital requirements, net of the $1.3 million withdrawn as of March 31, 2008, will be sufficient to allow us to operate at least until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting business combinations; $240,000 for office space, administrative services and support payable to Trian Fund Management, L.P., representing $10,000 per month for up to 24 months (or up to $300,000 in the event our stockholders approve an extension); legal and accounting fees related to regulatory reporting requirements; and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

On November 5, 2007, our sponsor made a $250,000 loan to us to fund a portion of the organizational and offering expenses owed by us to third parties.  The principal balance of the loan was repaid on January 29, 2008.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business.  However, we will rely on the remaining funds available to us outside of the trust account and income earned of up to $9.5 million on the trust account, net of the $1.3 million withdrawn as of March 31, 2008, to fund such expenditures and if our estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.  Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of March 31, 2008, the aggregate carrying amounts of the investments in treasury bills and money market funds were $779.5 million and $128.0 million, respectively.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

As of April 30, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information in this section has been adjusted to reflect a dividend on January 23, 2008 of 0.06667 shares of common stock for each share of common stock issued and outstanding on such date and a corresponding adjustment to the number of units issued to our sponsor, Trian Acquisition I, LLC, and to the warrants included in (or formerly included in) such units.

Unregistered Sales of Equity Securities

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

Use of Proceeds from Our Initial Public Offering

On January 29, 2008, we consummated our initial public offering of 92,000,000 units (including 12,000,000 units sold pursuant to the underwriters’ over-allotment option), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $7.00 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds of $920 million.  Also on January 29, 2008, we completed the sale of 10,000,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to us of $10.0 million.  The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos.  333-147094 and 333-148830).  The SEC declared the registration statement effective on January 23, 2008.  Deutsche Bank Securities Inc. and Merrill Lynch & Co. served as joint bookrunning managers of the offering, and Maxim Group LLC served as co-manager.

Net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, including $29.8 million of underwriting commissions that have been deferred until the consummation of our business combination, have been deposited in a trust account maintained by Wilmington Trust Company, acting as trustee and custodian.  These funds will not be released from the trust account until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred commissions will be payable to the underwriters only upon the consummation of our business combination, in which case they will be reduced pro ratably to the extent public stockholders exercise conversion rights.  After taking into account $800,000 that was deducted from the offering proceeds to pay expenses relating to the offering, we received an additional $500,000 of offering proceeds that was not deposited in the trust account and is being used to fund our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, which loan had been used to fund offering related expenses.  Up to $9.5 million of the income earned on the trust account may be released to us from time to time to fund expenses related to investigating and selecting a target business and other working capital requirements, and any amounts necessary to pay any tax obligations on the income earned on the trust account may also be released to us.

The net proceeds deposited into the trust account remain on deposit in the trust account.  As of March 31, 2008, the balance in the trust account was $907.5 million, or approximately $9.86 per share held by public stockholders.  Since the inception of the trust account through March 31, 2008, $3.2 million of interest income was earned and we withdrew $1.3 million of that interest income to fund general and administrative expenses, including $350,000 of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  In April 2008, we withdrew $1.1 million from the trust account to pay taxes on the interest income earned in the trust account.  As of March 31, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.4 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

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

24.1	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAN ACQUISITION I CORP. (Registrant)

Date: May 7, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden President and Chief Executive Officer
(On behalf of the Company)

Date: May 7, 2008	By:	/s/GREG ESSNER
Greg Essner Treasurer, Chief Financial Officer and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATION

I, Edward P. Garden, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Trian Acquisition I Corp.;

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

Date: May 7, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Greg Essner, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Trian Acquisition I Corp.;

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

Date: May 7, 2008	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trian Acquisition I Corp. (the “Company”) on Form 10-Q for the quarter ended March 31, 2008 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: May 7, 2008	By:	/s/GREG ESSNER
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

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Quarterly Report on Form 10-Q or as a separate disclosure document.