Form 10-Q
period 2008-06-30
TRIAN ACQUISITION I CORP.
filed 2008-08-06
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 115,000,000 shares of the Company’s common stock, par value $0.0001 per share, outstanding on August 1, 2008.

Index

Page
Cautionary Note Regarding Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Balance Sheets as of December 31, 2007 and June 30, 2008	4
	Unaudited Condensed Statements of Operations for the period from October 16, 2007 (inception) to June 30, 2008 and for the three and six months ended June 30, 2008	5
	Unaudited Condensed Statements of Cash Flows for the period from October 16, 2007 (inception) to June 30, 2008 and for the six months ended June 30, 2008	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
SIGNATURES
Ex-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20
Ex-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
Ex-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

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

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “company” or “our company” refer to Trian Acquisition I Corp.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$117,774	$310,109
Restricted cash equivalents held in the trust account (Notes 1 and 3)	--	244,363,482
Restricted short-term investments held in the trust account (Notes 1 and 3)	--	663,534,217
Prepaid expenses	--	518,022
Total current assets	117,774	908,725,830
Noncurrent assets:
Other assets	--	38,882
Deferred offering costs	935,979	--
Total assets	$1,053,753	$908,764,712

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued income taxes	$--	$263,483
Other accrued expenses (Note 4)	895,075	84,531
Deferred underwriters’ discount (Note 1)	--	29,808,000
Note payable to sponsor	250,000	--
Total current liabilities	1,145,075	30,156,014

Common stock subject to redemption, $0.0001 par value;
3,000,000 shares issued and outstanding at December 31, 2007,
36,799,999 shares issued and outstanding at June 30, 2008
(Note 1)	3,261	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of income taxes of $709,548) (Note 1)	--	867,225

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $0.0001 par value; 225,000,000 shares authorized,
20,000,000 shares issued and outstanding at December 31, 2007,
500,000,000 shares authorized; 78,200,001 shares issued and
outstanding at June 30, 2008 (Notes 1 and 2)	2,000	7,820
Additional paid-in capital (Notes 1, 2 and 4)	19,739	513,345,859
Surplus (deficit) accumulated during the development stage	(116,322)	2,235,155
Total stockholders’ equity (deficit)	(94,583)	515,588,834
Total liabilities and stockholders’ equity (deficit)	$1,053,753	$908,764,712

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Period from
	October 16,	Three	Six
	2007	Months	Months
	(inception) to	Ended	Ended
	June 30, 2008	June 30, 2008	June 30, 2008

Income:
Interest income	$6,463,184	$3,245,358	$6,462,931

Expenses:
Professional fees and other expenses	727,321	321,156	610,746
Income before income taxes	5,735,863	2,924,202	5,852,185
Provision for income taxes	2,633,483	1,462,290	2,633,483
Net income	$3,102,380	$1,461,912	$3,218,702

Deferred interest, net of taxes, attributable to
common stock subject to redemption	(867,225)	(361,211)	(867,225)
Net income attributable to common stock	$2,235,155	$1,100,701	$2,351,477

Income per common share:
Basic and diluted	$0.04	$0.01	$0.03

Weighted average common shares outstanding
Basic and diluted (Note 1)	54,605,000	78,200,001	69,246,000

See accompanying notes to financial statements.

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Period from
	October 16,	Six
	2007	Months
	(inception) to	Ended
	June 30, 2008	June 30, 2008

Cash Flows from Operating Activities:
Net income	$3,102,380	$3,218,702
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on restricted cash equivalents held in the trust account	(6,459,820)	(6,459,820)
Withdrawal of restricted cash equivalents held in the trust account	4,170,121	4,170,121
Changes in operating assets and liabilities:
Increase in prepaid expenses	(518,022)	(518,022)
Increase in other assets	(38,882)	(38,882)
Increase in accrued income taxes	263,483	263,483
Increase (decrease) in other accrued expenses	78,680	(895)
Net cash and cash equivalents provided by operating activities	597,940	634,687

Cash Flows from Investing Activities:
Initial investment in restricted cash equivalents held in the trust account	(905,608,000)	(905,608,000)
Net change in restricted cash equivalents held in the trust account after
the initial investment	662,346,548	662,346,548
Purchases of restricted short-term investments held in the trust account	(662,346,548)	(662,346,548)
Net cash and cash equivalents used in investing activities	(905,608,000)	(905,608,000)

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred underwriters’
discount, held in the trust account	895,608,000	895,608,000
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	10,000,000
Proceeds from initial public offering held outside the trust account	1,300,000	1,300,000
Payments for offering costs	(1,612,831)	(1,492,352)
Proceeds from note payable to sponsor	250,000	--
Repayment of note payable to sponsor	(250,000)	(250,000)
Proceeds from sale of sponsor units	25,000	--
Net cash and cash equivalents provided by financing activities	905,320,169	905,165,648
Increase in cash and cash equivalents	310,109	192,335
Cash and cash equivalents at beginning of period	--	117,774
Cash and cash equivalents at end of period	$310,109	$310,109

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$29,808,000

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

At June 30, 2008, the Company had not effected a business combination.  All activity through June 30, 2008 relates to the Company’s formation, its initial public offering described below and conducting the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations for the period from October 16, 2007 (date of inception) to June 30, 2008, and the three and six months ended June 30, 2008.  The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

If the business combination is approved and consummated, subject to a limitation on the ability of a stockholder or more than one stockholder acting as a group to exercise conversion rights with respect to more than 10% of the outstanding shares, each Public Stockholder voting against such business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account (including the deferred underwriters’ discount and income earned on the Trust Account, net of income taxes payable on such income and investment management fees paid and net of income of up to $9,500,000 on the Trust Account disbursed to fund the Company’s working capital requirements).  Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

If the Company does not consummate a business combination by January 23, 2010 (or within the Extension Period, if applicable), the Company will liquidate and promptly distribute only to the Public Stockholders the amount in the Trust Account, less any income taxes payable on income, investment management fees payable and any income of up to $9,500,000 previously released to the Company and used to fund its working capital requirements, plus any remaining net assets.  If the Company fails to consummate a business combination within such time period, the Company’s amended and restated certificate of incorporation also provides that the Company’s corporate existence will automatically cease on January 23, 2010 (or at the conclusion of the Extension Period, if applicable) except for the purpose of winding up its affairs and liquidating. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10 offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 2).

On January 23, 2008 the Company declared a stock dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of Sponsor units and warrants included in those units.  All share and per share data in the accompanying financial statements and these notes reflect this stock dividend.

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2007 and June 30, 2008 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At June 30, 2008, the Trust Account is invested in U.S. Treasury bills and two money market mutual funds that invest in U.S. Treasury securities.  At June 30, 2008, the aggregate balance in the Trust Account was $907,897,699, which reflects $6,459,820 of interest income less $4,170,122 withdrawn to make income tax payments and pay expenses, and represents approximately $9.87 per share held by Public Stockholders.

Restricted cash equivalents held in the trust account—The Company classifies investments in U.S. treasury bills with maturities of 90 days or less when purchased and money market mutual fund investments as “Restricted cash equivalents held in the trust account.”

Restricted short-term investments held in the trust account—The Company classifies investments in U.S. treasury bills with maturities greater than 90 days and less than 181 days when purchased as “Restricted short-term investments held in the trust account.”  These investments are classified as held-to-maturity and, accordingly, are carried at amortized cost.

Concentration of credit risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The Company does not believe the cash equivalents and short-term investments held in the Trust Account are subject to significant credit risk as the portfolio is invested in United States government securities and money market funds that invest in securities of the United States government.

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

Common stock subject to redemption—As discussed in more detail above, the Company will only proceed with a business combination if (1) it is approved by a majority of the votes cast by Public Stockholders and (2) Public Stockholders holding less than 40% (36,800,000) of the shares of common stock sold in the Offering exercise their conversion rights.  Accordingly, the Company has classified 36,799,999 shares of its common stock outside of permanent equity as “Common stock subject to redemption,” at an initial conversion price of $9.84.  The Company recognizes changes in the redemption value as they occur and adjusts the carrying value of “Deferred interest attributable to common stock subject to redemption” to reflect the required adjustment to the redemption value at the end of each reporting period by an adjustment to retained earnings, or in the absence of retained earnings, by an adjustment to paid-in capital.

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption for income per share purposes gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants, of which there were 23,000,000 outstanding from inception through January 29, 2008 and 115,000,000 thereafter through June 30, 2008, have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

NOTE 3—RESTRICTED CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HELD IN THE TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account at June 30, 2008 were as follows:

United States Treasury bills	$239,739,445
Money market mutual funds invested in United States Treasury securities	4,624,037
$244,363,482

All of the restricted short-term investments held in the Trust Account at June 30, 2008, aggregating $663,534,217, consisted of United States treasury bills with maturities of greater than 90 and less than 181 days.

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

In connection with travel relating to the January 2008 marketing efforts with respect to the Offering, aircraft owned by Triarc Companies, Inc. and one of its subsidiaries (collectively, “Triarc”) were used.  The aircraft were made available pursuant to the terms of aircraft time sharing agreements between Triarc and Trian Fund Management, L.P. (the “Time Sharing Agreements”), an affiliate of the Sponsor.  The Company reimbursed Trian Fund Management, L.P., which in turn reimbursed Triarc pursuant to the Time Sharing Agreements, for the incremental costs of the air travel, which aggregated $292,363 (previously estimated at $317,919 as of March 31, 2008).  The Company’s Chairman and Vice Chairman are also the non-executive Chairman and Vice Chairman, respectively, of Triarc, and together own shares representing approximately 34% of Triarc’s voting power.  The Company’s Chief Executive Officer is also a director of Triarc.

The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement aggregated $30,000 and $60,000 for the three and six months ended June 30, 2008, respectively.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

In addition, prior to a business combination, Trian Fund Management, L.P. has agreed to guarantee certain of the Company’s obligations to its officers and directors under indemnity agreements.  The Company will not pay a fee for such guarantees.

NOTE 5—SPONSOR UNITS

In October 2007, the Sponsor purchased an aggregate of 23,000,000 units for an aggregate purchase price of $25,000, or $0.0011 per unit.  This included an aggregate of 3,000,000 units that were subject to mandatory redemption by the Company if and to the extent the underwriters’ over-allotment option was not exercised, so that the Sponsor and its permitted transferees would own 20% of the Company’s issued and outstanding shares after the Offering.  As the underwriters’ over-allotment was exercised in full in connection with the Offering, such units are no longer mandatorily redeemable.  Accordingly, the $3,261 corresponding to the common stock that was subject to mandatory redemption was reclassified to permanent equity in January 2008.  There are no circumstances beyond the Company’s control that would require the Company to redeem the warrants for cash.  Accordingly, the warrants included in the units are classified within “Stockholders’ equity” in the accompanying balance sheets.

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

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of June 30, 2008.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors and cause our public stockholders to become minority stockholders in the combined entity;

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering.  Our only activities since inception have been organizational activities, those necessary to consummate our initial public offering and those in connection with identifying and investigating targets for a business combination.  We will not generate any operating revenues until after consummation of our business combination.  We are generating non-operating income in the form of interest income on cash and cash equivalents and short-term investments.  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially.

For the six-month period ended June 30, 2008, we had interest income of $6.5 million, substantially all of which related to the investment of $905.6 million of the net proceeds from our initial public offering in restricted cash equivalents and short-term investments.  We also recognized $0.6 million of professional fees and other expenses.  After recognizing an income tax provision of $2.6 million, we had net income for our 2008 first half of $3.2 million.  For the three-month period ended June 30, 2008, we had interest income of $3.2 million, recognized $0.3 million of professional fees and other expenses and, after recognizing an income tax provision of $1.5 million, had net income of $1.5 million.  The effective income tax rate of 50% for the three-month period ended June 30, 2008 reflects the effect of an increase in the year-to-date effective income tax rate from 40% to 45%.  For the period from October 16, 2007 (our inception) to June 30, 2008, we had interest income of $6.5 million, recognized $0.7 million of professional fees and other expenses and, after recognizing an income tax provision of $2.6 million, had net income of $3.1 million.

Liquidity and Capital Resources

A total of $905.6 million of the net proceeds from our initial public offering, including $10.0 million from the sale of the sponsor warrants in a private placement and $29.8 million of deferred underwriting commissions, was placed in a trust account at Wilmington Trust Company, which we refer to as Wilmington, with Wilmington serving as trustee and custodian.  The trust account is currently invested in Treasury bills with maturities ranging from 77 to 98 days when purchased and, to a lesser extent, two money market mutual funds that invest exclusively in U.S. Treasury securities.  In addition, after the effect of $0.8 million that was deducted from the offering proceeds to pay expenses of the offering, we received $0.5 million of the offering proceeds to be held outside of the trust account to fund a portion of our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, the proceeds of which had been used to fund offering related expenses.

As of June 30, 2008, the balance in the trust account was $907.9 million, or approximately $9.87 per share held by stockholders that participated in our initial public offering, which we refer to as our public stockholders.  Up to $9.5 million of interest income earned on the cash equivalents and short-term investments in the trust account may be withdrawn to fund general and administrative expenses.  Amounts necessary to pay income taxes and investment management fees may also be withdrawn but are not charged against the $9.5 million limit.  Since the inception of the trust through June 30, 2008, $6.5 million of interest income was earned, $2.6 million was withdrawn to pay estimated income tax payments and investment management fees and $1.6 million was withdrawn to fund general and administrative expenses, including $0.35 million of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  As of June 30, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.3 million.

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

We have available to us up to an aggregate of $10.8 million to fund our working capital requirements and certain other expenses, comprised of (1) $0.8 million of offering expense reimbursement obtained from the proceeds of our initial public offering, (2) $0.5 million of working capital held outside the trust account and also obtained from the proceeds of our initial public offering and (3) income of up to $9.5 million earned on the balance of the trust account.  Of this amount, we have used an aggregate of $2.6 million to fund offering expenses and general and administrative expenses through June 30, 2008.  We believe the remaining $8.2 million will be sufficient to allow us to operate at least until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting a business combination, investment management fees, payments to Trian Fund Management, L.P. of $10,000 per month for up to 24 months (or up to 30 months in the event our stockholders approve an extension) for office space, administrative services and support, legal and accounting fees related to regulatory reporting requirements, and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

On November 5, 2007, our sponsor made a $250,000 loan to us to fund a portion of the organizational and offering expenses owed by us to third parties.  The principal balance of the loan was repaid on January 29, 2008.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business.  We will rely on the remaining funds available to us outside of the trust account, totaling $0.3 million as of June 30, 2008, and income earned of up to $9.5 million on the trust account, net of the $1.6 million withdrawn to fund general and administrative expenses through June 30, 2008, to fund such expenditures.  If our estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.  Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of June 30, 2008, the aggregate carrying amounts of the investments in treasury bills and money market funds were $903.3 million and $4.6 million, respectively.  The treasury bills have remaining maturities ranging from 3 to 87 days as of June 30, 2008.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

As of August 1, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, including $29.8 million of underwriting commissions that have been deferred until the consummation of our business combination, have been deposited in a trust account maintained by Wilmington Trust Company, acting as trustee and custodian.  These funds will not be released from the trust account until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred commissions will be payable to the underwriters only upon the consummation of our business combination, in which case they will be reduced pro ratably to the extent public stockholders exercise conversion rights.  After taking into account $800,000 that was deducted from the offering proceeds to pay expenses relating to the offering, we received an additional $500,000 of offering proceeds that was not deposited in the trust account and is being used to fund our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, which loan had been used to fund offering related expenses.  Up to $9.5 million of the income earned on the trust account may be released to us from time to time to fund expenses related to investigating and selecting a target business and other working capital requirements.  In addition, any amounts necessary to pay tax obligations on the income earned on the investments in the trust account as well as investment management fees related to those investments may also be released to us from the trust account.

As of June 30, 2008, the balance in the trust account was $907.9 million, or approximately $9.87 per share held by public stockholders.  Since the inception of the trust through June 30, 2008, $6.5 million of interest income was earned, $2.6 million was withdrawn to pay estimated income tax payments and investment management fees and $1.6 million was withdrawn to fund general and administrative expenses, including $0.35 million of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  As of June 30, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.3 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

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

TRIAN ACQUISITION I CORP. (Registrant)

Date: August 6, 2008	By:	/s/ EDWARD P. GARDEN
Edward P. Garden President and Chief Executive Officer
(On behalf of the Company)

Date: August 6, 2008	By:	/s/ GREG ESSNER
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

Date: August 6, 2008	By:	/s/EDWARD P. GARDEN
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

Date: August 6, 2008	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trian Acquisition I Corp. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/GREG ESSNER
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