Form 10-Q
period 2008-09-30
TRIAN ACQUISITION I CORP.
filed 2008-11-05
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 115,000,000 shares of the Company’s common stock, par value $0.0001 per share, outstanding on November 1, 2008.

Index

                                                                                                                                                                                                        Page
Cautionary Note Regarding Forward-Looking Statements		3
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Balance Sheets as of December 31, 2007 and September 30, 2008	4
	Unaudited Condensed Statements of Operations for the period from October 16, 2007 (inception) to September 30, 2008 and for the three and nine months ended September 30, 2008	5
	Unaudited Condensed Statements of Cash Flows for the period from October 16, 2007 (inception) to September 30, 2008 and for the nine months ended September 30, 2008	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES
Ex-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23
Ex-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24
Ex-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

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

•	our potential ability to obtain additional financing to consummate our business combination, particularly in light of recent significant disruptions in the equity and credit markets;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

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

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “company” or “our company” refer to Trian Acquisition I Corp.

Index

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$117,774	$264,370
Restricted cash equivalents held in the trust account (Notes 1 and 3)	--	909,890,212
Prepaid expenses	--	434,999
Total current assets	117,774	910,589,581
Noncurrent assets:
Deferred offering costs	935,979	--
Total assets	$1,053,753	$910,589,581

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued income taxes	$--	$180,317
Other accrued expenses (Note 4)	895,075	90,790
Deferred underwriters’ discount (Note 1)	--	29,808,000
Note payable to sponsor	250,000	--
Total current liabilities	1,145,075	30,079,107

Common stock subject to redemption, $0.0001 par value;
3,000,000 shares issued and outstanding at December 31, 2007,
36,799,999 shares issued and outstanding at September 30, 2008
(Note 1)	3,261	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of income taxes of $1,386,812) (Note 1)	--	1,694,993

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $0.0001 par value; 225,000,000 shares authorized,
20,000,000 shares issued and outstanding at December 31, 2007,
500,000,000 shares authorized; 78,200,001 shares issued and
outstanding at September 30, 2008 (Notes 1 and 2)	2,000	7,820
Additional paid-in capital (Notes 1, 2 and 4)	19,739	513,344,837
Surplus (deficit) accumulated during the development stage	(116,322)	3,310,185
Total stockholders’ equity (deficit)	(94,583)	516,662,842
Total liabilities and stockholders’ equity (deficit)	$1,053,753	$910,589,581

See accompanying notes to financial statements.

Index

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Period from
	October 16,	Three	Nine
	2007	Months	Months
	(inception) to	Ended	Ended
	September 30, 2008	September 30, 2008	September 30, 2008

Income:
Interest income	$10,213,319	$3,750,135	$10,213,066

Expenses:
Professional fees and other expenses	1,017,824	290,503	901,249
Income before income taxes	9,195,495	3,459,632	9,311,817
Provision for income taxes	4,190,317	1,556,834	4,190,317
Net income	$5,005,178	$1,902,798	$5,121,500

Deferred interest, net of taxes, attributable to
common stock subject to redemption	(1,694,993)	(827,768)	(1,694,993)
Net income attributable to common stock	$3,310,185	$1,075,030	$3,426,507

Income per common share:
Basic and diluted	$0.05	$0.01	$0.05

Weighted average common shares outstanding
Basic and diluted (Note 1)	60,789,744	78,200,001	72,252,556

See accompanying notes to financial statements.

Index

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Period from
	October 16,	Nine
	2007	Months
	(inception) to	Ended
	September 30, 2008	September 30, 2008

Cash Flows from Operating Activities:
Net income	$5,005,178	$5,121,500
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on restricted cash equivalents held in the trust account	(10,208,834)	(10,208,834)
Withdrawal of restricted cash equivalents held in the trust account	5,926,622	5,926,622
Changes in operating assets and liabilities:
Increase in prepaid expenses	(434,999)	(434,999)
Increase in accrued income taxes	180,317	180,317
Increase in other accrued expenses	90,790	11,215
Net cash and cash equivalents provided by operating activities	559,074	595,821

Cash Flows from Investing Activities:
Initial investment in restricted cash equivalents held in the trust account	(905,608,000)	(905,608,000)
Purchases of restricted short-term investments held in the trust account	(662,346,548)	(662,346,548)
Maturities of restricted short-term investments held in the trust account	662,346,548	662,346,548
Net cash and cash equivalents used in investing activities	(905,608,000)	(905,608,000)

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred underwriters’
discount, held in the trust account	895,608,000	895,608,000
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	10,000,000
Proceeds from initial public offering held outside the trust account	1,300,000	1,300,000
Payments for offering costs	(1,619,704)	(1,499,225)
Proceeds from note payable to sponsor	250,000	--
Repayment of note payable to sponsor	(250,000)	(250,000)
Proceeds from sale of sponsor units	25,000	--
Net cash and cash equivalents provided by financing activities	905,313,296	905,158,775

Increase in cash and cash equivalents	264,370	146,596
Cash and cash equivalents at beginning of period	--	117,774
Cash and cash equivalents at end of period	$264,370	$264,370

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$29,808,000

See accompanying notes to financial statements.

Index

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At September 30, 2008, the Company had not effected a business combination.  All activity through September 30, 2008 relates to the Company’s formation, its initial public offering described below and conducting the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of its operations for the period from October 16, 2007 (date of inception) to September 30, 2008, and the three and nine months ended September 30, 2008.  The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Index
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

Index

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2007 and September 30, 2008 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At September 30, 2008, the Trust Account is invested in U.S. Treasury bills and two money market mutual funds that invest only in U.S. Treasury securities.  At September 30, 2008, the aggregate balance in the Trust Account was $909,890,212, which reflects $10,208,834 of interest income less $5,926,622 withdrawn to make income tax payments and pay expenses, and represents approximately $9.89 per share held by Public Stockholders.

Restricted cash equivalents held in the trust account—The Company classifies investments in U.S. treasury bills with maturities of 90 days or less when purchased and money market mutual fund investments as “Restricted cash equivalents held in the trust account.”

Restricted short-term investments held in the trust account—The Company classifies investments in U.S. treasury bills with maturities greater than 90 days and less than 181 days when purchased as “Restricted short-term investments held in the trust account.”  These investments are classified as held-to-maturity and, accordingly, are carried at amortized cost.  At September 30, 2008, all investments held in the Trust Account had maturities of 90 days or less when purchased and, accordingly, none of the investments was classified as “Restricted short-term investments held in the trust account” as of that date.

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

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption for income per share purposes gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in

Index
the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants, of which there were 23,000,000 outstanding from inception through January 29, 2008 and 115,000,000 thereafter through September 30, 2008, have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is in the process of evaluating the impact SFAS 160 may have on its consolidated financial position and results of operations.

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

Index
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

NOTE 3—RESTRICTED CASH EQUIVALENTS HELD IN THE TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account at September 30, 2008 were as follows:

Money market mutual funds invested only in United States Treasury securities	$225,865,705
United States Treasury bills	684,024,507
$909,890,212

All of the United States Treasury investments held in the Trust Account at September 30, 2008 had maturities of 90 days or less when purchased.

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

Index

In December 2007, the Sponsor sold an aggregate of 1,893,332 shares of common stock included in the Sponsor units discussed in Note 5 to certain officers and directors of the Company and other related parties for an aggregate purchase price of $2,058, or $0.0011 per share, which is equal to the purchase price per unit paid by the Sponsor.

In connection with travel relating to the January 2008 marketing efforts with respect to the Offering, aircraft owned by Wendy’s/Arby’s Group, Inc. (formerly Triarc Companies, Inc.) and one of its subsidiaries (collectively, “Wendy’s/Arby’s”) were used.  The aircraft were made available pursuant to the terms of aircraft time sharing agreements between Wendy’s/Arby’s and Trian Fund Management, L.P. (the “Time Sharing Agreements”), an affiliate of the Sponsor.  The Company reimbursed Trian Fund Management, L.P., which in turn reimbursed Wendy’s/Arby’s pursuant to the Time Sharing Agreements, for the incremental costs of the air travel, which aggregated $293,221.  The Company’s Chairman and Vice Chairman are also the non-executive Chairman and Vice Chairman, respectively, of Wendy’s/Arby’s, and together with funds and accounts managed by Trian Fund Management, L.P. are significant shareholders of Wendy’s/Arby’s.  The Company’s Chief Executive Officer is also a director of Wendy’s/Arby’s.

The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement aggregated $30,000 and $90,000 for the three and nine months ended September 30, 2008, respectively.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

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

Index
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

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of September 30, 2008.

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

NOTE 7—SUBSEQUENT EVENT

Effective October 1, 2008, in accordance with the terms of the investment management trust agreement dated as of January 23, 2008 (the “Original Trust Agreement”) between the Company and Wilmington Trust Company (“Wilmington”), by mutual agreement of the parties, Wilmington resigned as trustee and custodian of the Company’s Trust Account and the Company appointed U.S. Trust Company of Delaware (“U.S. Trust”) as successor trustee and custodian.  The Company and U.S. Trust have entered into an amended and restated investment management trust agreement dated as of October 1, 2008, the terms of which are substantially the same as the Original Trust Agreement.

Index

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

Index
For the nine-month period ended September 30, 2008, we had interest income of $10.2 million, substantially all of which related to the investment of $905.6 million of the net proceeds from our initial public offering in restricted cash equivalents and short-term investments.  We also recognized $0.9 million of professional fees and other expenses.  After recognizing an income tax provision of $4.2 million, we had net income for the first nine months of 2008 of $5.1 million.  For the three-month period ended September 30, 2008, we had interest income of $3.8 million, recognized $0.3 million of professional fees and other expenses and, after recognizing an income tax provision of $1.6 million, had net income of $1.9 million.  For the period from October 16, 2007 (our inception) to September 30, 2008, we had interest income of $10.2 million, recognized $1.0 million of professional fees and other expenses and, after recognizing an income tax provision of $4.2 million, had net income of $5.0 million.

Liquidity and Capital Resources

A total of $905.6 million of the net proceeds from our initial public offering, including $10.0 million from the sale of the sponsor warrants in a private placement and $29.8 million of deferred underwriting commissions, was placed in a trust account initially at Wilmington Trust Company, which we refer to as Wilmington, with Wilmington serving as trustee and custodian.  As of September 30, 2008, the trust account was invested in Treasury bills with maturities ranging from 72 to 86 days when purchased and, to a lesser extent, two money market mutual funds that invest exclusively in U.S. Treasury securities.  In addition, after the effect of $0.8 million that was deducted from the offering proceeds to pay expenses of the offering, we received $0.5 million of the offering proceeds to be held outside of the trust account to fund a portion of our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, the proceeds of which had been used to fund offering related expenses.

As of September 30, 2008, the balance in the trust account was $909.9 million, or approximately $9.89 per share held by stockholders that participated in our initial public offering, which we refer to as our public stockholders.  Up to $9.5 million of interest income earned on the cash equivalents and short-term investments in the trust account may be withdrawn to fund general and administrative expenses.  Amounts necessary to pay income taxes and investment management fees may also be withdrawn but are not charged against the $9.5 million limit.  Since the inception of the trust through September 30, 2008, $10.2 million of interest income was earned, $4.3 million was withdrawn to pay estimated income tax payments and investment management fees and $1.6 million was withdrawn to fund general and administrative expenses, including $0.35 million of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  As of September 30, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.3 million.

Effective October 1, 2008, in accordance with the terms of the investment management trust agreement dated as of January 23, 2008 between us and Wilmington, which we refer to as the Original Trust Agreement, by mutual agreement of the parties, Wilmington resigned as trustee and custodian of the trust account and we appointed U.S. Trust Company of Delaware, which we refer to as U.S. Trust, as successor trustee and custodian.  We and U.S. Trust have entered into an amended and restated investment management trust agreement dated as of October 1, 2008, the terms of which are substantially the same as the Original Trust Agreement.

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

Index
We have available to us up to an aggregate of $10.8 million to fund our working capital requirements and certain other expenses, comprised of (1) $0.8 million of offering expense reimbursement obtained from the proceeds of our initial public offering, (2) $0.5 million of working capital held outside the trust account and also obtained from the proceeds of our initial public offering and (3) income of up to $9.5 million earned on the balance of the trust account.  Of this amount, we have used an aggregate of $2.7 million to fund offering expenses and general and administrative expenses through September 30, 2008.  We believe the remaining $8.1 million will be sufficient to allow us to operate at least until January 29, 2010 (the date that is 24 months after our initial public offering), or up to July 29, 2010 (30 months after our initial public offering) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting a business combination, investment management fees, payments to Trian Fund Management, L.P. of $10,000 per month for up to 24 months (or up to 30 months in the event our stockholders approve an extension) for office space, administrative services and support, legal and accounting fees related to regulatory reporting requirements, and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

On November 5, 2007, our sponsor made a $250,000 loan to us to fund a portion of the organizational and offering expenses owed by us to third parties.  The principal balance of the loan was repaid on January 29, 2008.

We do not believe we will need to raise additional funds following our initial public offering in order to meet our required expenditures.  We will rely on the remaining funds available to us outside of the trust account, totaling $0.3 million as of September 30, 2008, and income earned of up to $9.5 million on the trust account, net of the $1.6 million withdrawn to fund general and administrative expenses through September 30, 2008, to fund such expenditures.  If our estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.  Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.  Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Index

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

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of September 30, 2008, the aggregate carrying amounts of the investments in treasury bills and money market funds were $684.0 million and $225.9 million, respectively.  The treasury bills have remaining maturities ranging from 2 to 65 days as of September 30, 2008.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

As of November 1, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information in this section has been adjusted to reflect a dividend on January 23, 2008 of 0.06667 shares of common stock for each share of common stock issued and outstanding on such date and a corresponding adjustment to the number of units issued to our sponsor and to the warrants included in (or formerly included in) such units.

Use of Proceeds from Our Initial Public Offering

On January 29, 2008, we consummated our initial public offering of 92,000,000 units (including 12,000,000 units sold pursuant to the underwriters’ over-allotment option), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $7.00 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds of $920.0 million.  Also on January 29, 2008, we completed the sale of 10,000,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to us of $10.0 million.  The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos.  333-147094 and 333-148830).  The SEC declared the registration statement effective on January 23, 2008.  Deutsche Bank Securities Inc. and Merrill Lynch & Co. served as joint bookrunning managers of the offering, and Maxim Group LLC served as co-manager.

Net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, including $29.8 million of underwriting commissions that have been deferred until the consummation of our business combination, were deposited in a trust account maintained by U.S. Trust.  Effective October 1, 2008, in accordance with the terms of the Original Trust Agreement between us and Wilmington, by mutual agreement of the parties, Wilmington resigned as trustee and custodian and we appointed U.S. Trust as successor trustee and custodian.  We and U.S. Trust have entered into an Amended and Restated Investment Management Trust Agreement dated as of October 1, 2008, the terms of which are substantially the same as the Original Trust Agreement.  The funds in the trust account will not be released from the trust account until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred commissions will be payable to the underwriters only upon the consummation of our business combination, in which case they will be reduced pro ratably to the extent public stockholders exercise conversion rights.  After taking into account $800,000 that was deducted from the offering proceeds to pay expenses relating to the offering, we received an additional $500,000 of offering proceeds that was not deposited in the trust account and is being used to fund our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, which loan had been used to fund offering related expenses.  Up to $9.5 million of the income earned on the trust account may be released to us from time to time to fund expenses related to investigating and selecting a target business and other working capital requirements.  In addition, any amounts necessary to pay tax obligations on the income earned on the investments in the trust account as well as investment management fees related to those investments may also be released to us from the trust account.

As of September 30, 2008, the balance in the trust account was $909.9 million, or approximately $9.89 per share held by public stockholders.  Since the inception of the trust through September 30, 2008, $10.2 million of interest income was earned, $4.3 million was withdrawn to pay estimated income tax payments and investment management fees and $1.6 million was withdrawn to fund general and administrative expenses, including $0.35 million of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  As of September 30, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.3 million.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases of our securities by our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2008 through July 31, 2008	---	---	---	---
August 1, 2008 through August 31, 2008	---	---	---	---
September 1, 2008 through September 30, 2008	Common Stock --99,100 (2)	$8.81	---	---
Total	Common Stock--99,100 (2)	$8.81	---	---

(1)	We do not have a securities repurchase program and have not repurchased any of our securities to date.

(2)
Represents common stock purchased by funds and accounts that are managed by Trian Fund Management, L.P. and that may be deemed to be under common control with us.  All such purchases were made in open market transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Index
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

10.14
Amended and Restated Investment Management Trust Agreement, dated as of October 1, 2008, between Trian Acquisition I Corp. and U.S. Trust Company of Delaware, as trustee (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on October 1, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAN ACQUISITION I CORP. (Registrant)

Date: November 5, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden President and Chief Executive Officer (On behalf of the Company)

Date: November 5, 2008	By:	/s/GREG ESSNER
Greg Essner Treasurer, Chief Financial Officer and Assistant Secretary (Principal Accounting Officer)

Index

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

Date: November 5, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer
(Principal Executive Officer)

Index

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

Date: November 5, 2008	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trian Acquisition I Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2008	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: November 5, 2008	By:	/s/GREG ESSNER
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