Form 10-K
period 2008-12-31
TRIAN ACQUISITION I CORP.
filed 2009-03-19
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33920

TRIAN ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	26-1252336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 PARK AVENUE NEW YORK, NEW YORK 10017	10017
(Address of principal executive offices)	(Zip code)

(212) 451-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock and one Warrant	NYSE Alternext US

Common Stock, par value $0.0001 per share	NYSE Alternext US

Warrants	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☑        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the NYSE Alternext US, was approximately $851,740,809.

The number of shares of common stock outstanding as of March 2, 2009 was 115,000,000.

Cautionary Note Regarding Forward-Looking Statements

PART I
ITEM 1.	Business
ITEM 1A.Risk Factors
ITEM 1B.Unresolved Staff Comments.
ITEM 2.	Properties.
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders.

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.
ITEM 8.	Financial Statements and Supplementary Data.
ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
ITEM 9A.Controls and Procedures.
ITEM 9B.Other Information.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance.
ITEM 11.Executive Compensation.
ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 13.Certain Relationships and Related Transactions, and Director Independence.
ITEM 14.Principal Accountant Fees and Services.

PART IV
ITEM 15.Exhibits and Financial Statement Schedules.

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

•	our potential ability to obtain additional financing to consummate our business combination, particularly in light of recent significant disruptions in the equity and credit markets;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ liquidity and trading;
•	the delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the NYSE Alternext US or any other securities exchange following a business combination;
•	the use of proceeds not held in the trust account or available to us from income on the trust account balance; or
•	our financial performance.

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

 Competitive Strengths

We believe we have the following competitive strengths:

Operating expertise

We expect to utilize the significant operating expertise of our management team to identify, acquire and operate a business whose operations can be fundamentally improved and where there are opportunities for increased profitability.  In addition, we believe that the experience of our management team may provide us with opportunities to recruit highly qualified executives with whom they have worked in the past to join the management of the operating business we acquire.

Our management team has substantial experience owning and operating successful businesses across many sectors.  Nelson Peltz and Peter W. May have been business partners for more than 35 years, during which time they have created significant value as owners and day-to-day operators of both small and large capitalization companies.  Their successful track record historically was built utilizing a combination of their personal assets and capital raised through controlled public holding companies such as Triarc Companies, Inc. (which recently changed its name to Wendy’s/Arby’s Group, Inc. following its acquisition of Wendy’s International, Inc.).  Their landmark investments include: Triangle Industries, Inc. (which acquired National Can Corporation and the packaging business of American Can Company to become one of the world’s largest packaging companies and a Fortune 100 industrial company); Snapple Beverage Group, Inc. (Snapple was purchased by Triarc in 1997 for $300 million and the beverage group was sold by Triarc in 2000 for approximately $1.5 billion); and Wendy’s International, Inc. and Arby’s Restaurant Group, Inc. (which are owned by Wendy’s/Arby’s Group).  Edward P. Garden joined Mr. Peltz and Mr. May at Triarc in August 2003 and was named Vice Chairman and a director of Triarc in December 2004.  In addition to operating experience, Mr. Garden brought to Triarc an extensive Wall Street background in finance and the capital markets.

In November 2005, Mr. Peltz, Mr. May and Mr. Garden launched Trian Fund Management, L.P., an investment management firm that we refer to, together with the funds and accounts it and its affiliates manage, as Trian Partners.  To date, Trian Partners has focused on utilizing its successful operations-centric investment strategy to make non-control investments in underperforming public companies.  Trian Partners seeks to become a significant shareholder in fundamentally good businesses that have been mismanaged or undermanaged and create long-term value by working with management teams and boards of directors principally to build the income statement.  By utilizing a constructive, hands-on approach in working with management that is based on thorough and thoughtful analysis, extensive due diligence, and a deep understanding of the underlying business, Trian Partners believes it has developed a reputation as a positive change agent and achieved significant credibility with boards, management teams and institutional investors.  Notable investments of Trian Partners include: Cadbury plc, H. J. Heinz Company, Kraft Foods Inc., Tiffany & Co., Dr Pepper Snapple Group, Inc. and Wendy’s/Arby’s Group, Inc.

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

As further detailed below, we believe that our access to the experience, capabilities and infrastructure of Trian Partners will enable us to generate proprietary deal flow opportunities, evaluate potential business combination opportunities in a thoughtful and methodical fashion and structure a successful business combination transaction.  Trian Partners currently has more than 35 employees, including 16 investment professionals that have extensive operating, investment, mergers and acquisitions, legal, financing, restructuring, tax and accounting experience.

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

      Financial position

With funds available in the amount of approximately $880.9 million as of December 31, 2008, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio.  Because we are able to consummate a business combination using our cash, debt or equity securities, or a combination of the foregoing, we should have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.  However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.  Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.  In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our business combination (regardless of the type of transaction that it is), other than (i) the reimbursement of out-of-pocket expenses, (ii) a $10,000 monthly fee to Trian Fund Management, L.P. in exchange for office space and administrative services and (iii) by virtue of their ownership of sponsor units, sponsor warrants, securities purchased in the after market or any securities included in or issuable upon exercise of such securities.  Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our business combination, the presence or absence of any such arrangements is not used as a criteria in our selection process of an acquisition candidate.

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

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, other than the general guidelines set forth under “—Business Strategy” above.  Consistent with our operations-centric investment strategy, our management may consider a variety of factors in evaluating a prospective target business, including one or more of the following:

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

If a vote on our business combination is held and the conditions to proceeding with a business combination are not satisfied, we may continue to try to consummate our business combination until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension.

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

         Extension of time to complete a business combination to up to 30 months

We have until January 23, 2010 (a period of 24 months from the date of the prospectus relating to our initial public offering) to effect our business combination.  However, if we have entered into a definitive agreement by January 23, 2010, we may, prior to such date, call a meeting of our stockholders for the purpose of soliciting their approval to amend our amended and restated certificate of incorporation to extend the date before which we must complete our business combination by up to an additional six months to avoid being required to liquidate.  If the extended date is approved by holders of a majority of our outstanding shares of common stock, we would have until up to July 23, 2010 (which is 30 months from the date of the prospectus relating to our initial public offering) to complete a business combination.  In connection with seeking stockholder approval for the extended period, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act.

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

      Conversion rights

Pursuant to our amended and restated certificate of incorporation, at the time we seek stockholder approval of our business combination, each public stockholder voting against a business combination will have the right to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account and legally available for distribution, including both income earned on the trust account and the deferred underwriting discount (net of taxes payable and the amount permitted to be disbursed to us for working capital purposes), provided that our business combination is approved and consummated.  In addition, any stockholders voting against a proposed extension of the time period within which we must complete our business combination will be eligible to convert their shares into a pro rata share of the trust account if we effect the extension.  Under Delaware law, a corporation generally may only purchase or redeem its own shares of capital stock when the capital of the corporation is not impaired and when the purchase or redemption would not cause the capital of the corporation to be impaired.  Our capital is equal to the aggregate par value of our outstanding shares of common stock.  Capital is impaired when the net assets of the corporation (the amount by which total assets exceed total liabilities) do not exceed the capital of the corporation.

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

The actual per-share conversion price as of December 31, 2008 was approximately $9.90 (including the income earned through such date on the proceeds in the trust account in excess of the amount permitted to be disbursed to us for working capital purposes, net of taxes payable on such income and trust account expenses incurred through such date).  As this amount is lower than the $10.00 per unit initial public offering price and it may be less than the market price of the common stock on the date of repurchase, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

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

An eligible public stockholder may request conversion of its shares at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination or an extension of the time period within which we must complete our business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our business combination or an extension, our business combination is approved and consummated or the extension is approved, the stockholder holds its shares through the closing of our business combination or the date of the approval of the extension and the stockholder follows the specific procedures for conversion that will be set forth in the proxy statement relating to the stockholder vote.  It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed within three business days after consummation of our business combination or the approval of an extension of the time period within which we must complete our business combination, as applicable.  Public stockholders who exercise their conversion rights will still have the right to exercise any warrants they may hold.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting of stockholders being held for the purpose of approving the business combination or the extension.

We view the right to seek conversion as an obligation to our stockholders and will not take any action to amend or waive this provision in our amended and restated certificate of incorporation without the affirmative vote of holders of at least 95% of our outstanding shares of common stock.

         Dissolution and liquidation if no business combination is consummated

Our amended and restated certificate of incorporation provides that our corporate existence will automatically cease on January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law.  This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law.  We view this provision terminating our corporate life by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our business combination or with the affirmative vote of holders of at least 95% of our outstanding shares of common stock.

If we are unable to consummate our business combination by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, as soon as practicable thereafter we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law.  Section 278 of the Delaware General Corporation Law provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.  Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.  Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution.  Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets.  Any remaining assets will be available for distribution to our stockholders.  We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any income earned on the trust account (net of (i) taxes, (ii) up to $9.5 million disbursed to us for working capital purposes and (iii) up to $75,000 that we may request from the trustee to pay for liquidation costs and expenses) plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we do not consummate our business combination by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, the per-share liquidation price as of December 31, 2008 would be approximately $9.90 per share eligible to receive distributions (including the income earned through such date on the proceeds in the trust account in excess of the amount permitted to be disbursed to us for working capital purposes, net of taxes payable on such income and trust account expenses incurred through such date), or approximately $0.10 less than the per-unit initial public offering price of $10.00.  The per share liquidation price includes approximately $29.8 million in deferred underwriting discount that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves), if any, which could have higher priority than the claims of our public stockholders.  We cannot assure you that the actual per-share liquidation price will not be less than the per-share liquidation price of approximately $9.90 as of December 31, 2008.  Although we will seek to have all vendors, prospective target businesses or other entities with which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

If we dissolve and liquidate prior to consummating a business combination, Trian Fund Management, L.P. has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold, or by a prospective target business for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a business combination with such target business, reduce the amounts in the trust account, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account, or (ii) any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  In the event that this indemnity obligation arose and Trian Fund Management, L.P. did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf.  In the event Trian Fund Management, L.P. has liability to us under this indemnification arrangement, we cannot assure you that it will have the assets necessary to satisfy those obligations.  In addition, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account, which includes their deferred underwriters’ discount.  Accordingly, the actual per-share liquidation price could be less than the per-share liquidation price of approximately $9.90 as of December 31, 2008 due to claims of creditors.  In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the per-share liquidation price of approximately $9.90 as of December 31, 2008.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, in the event our business combination has not been consummated.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.  Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders.  As a result, if we liquidate, the per-share distribution from the trust account could be less than the per-share liquidation price of approximately $9.90 as of December 31, 2008, due to claims or potential claims of creditors.  However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.

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

•
we will consummate our business combination only if (i) the business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and (iii) conversion rights have been exercised with respect to less than 40% of the shares of common stock issued in our initial public offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with a stockholder vote, if any, to approve an extension of the time period within which we must consummate our business combination and the stockholder vote to approve our business combination); and

•
if we do not consummate our business combination by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, our corporate purposes and powers will immediately thereupon be limited to acts and activities related to liquidating and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities.

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

In order to minimize potential conflicts of interest that may arise from multiple affiliations, each of our officers and directors (other than our independent directors) has agreed, until the earliest of the consummation of our business combination, January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, and such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business combination opportunity involving the potential acquisition of a controlling interest (whether through the acquisition of a majority of the voting equity interests of the target or through other means) in a company that is not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $800 million and $3.2 billion, subject to (i) any fiduciary duties or contractual obligations they may have currently or in the future in respect of Trian Partners and any companies in which Trian Partners invests and (ii) any other pre-existing fiduciary duties or contractual obligations they may have.  We expect primarily to target businesses within this range of enterprise values (calculated as equity value plus debt, minus cash), although we have the flexibility to acquire a business outside of this range.

Each of our officers and directors (other than our independent directors) has a duty to present Trian Partners with opportunities that meet the investment strategy of Trian Partners, which currently consists primarily of making non-control investments in existing public companies.  Mr. Peltz, Mr. May and Mr. Garden are also directors of Wendy’s/Arby’s Group, Inc. (formerly named Triarc Companies, Inc.) and, in addition to the general fiduciary duties they owe to Wendy’s/Arby’s, each of them (as well as Trian Fund Management, L.P.) has a contractual obligation to present Wendy’s/Arby’s with opportunities relating to investments in excess of 50% of the outstanding voting securities of businesses relating to the quick service restaurant industry.  This contractual obligation will remain in effect for as long as Wendy’s/Arby’s continues to control the outstanding equity interest of businesses in the quick service restaurant industry, one or more of Mr. Peltz, Mr. May and Mr. Garden serves as a director of Wendy’s/Arby’s and these individuals together own in excess of 10% of Wendy’s/Arby’s common equity.  Even in the absence of this contractual obligation, Mr. Peltz, Mr. May and Mr. Garden may owe fiduciary duties to present Wendy’s/Arby’s with business opportunities relating to the quick service restaurant industry, before presenting such opportunities to us, for as long as they serve on Wendy’s/Arby’s board of directors.

In addition, Mr. Peltz owes a fiduciary duty to H. J. Heinz Company, of which he is a director, Mr. May owes a fiduciary duty to Tiffany & Co. and Deerfield Capital Corp., of which he is a director, and Mr. Garden owes a fiduciary duty to Chemtura Corporation, of which he is a director.  To the extent that such individuals identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor their pre-existing fiduciary obligations to such entities.  Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

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

Pursuant to our amended and restated certificate of incorporation, we have until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering) to consummate a business combination.  If we have entered into a definitive agreement with respect to a business combination by January 23, 2010 and we anticipate that we may not be able to complete the business combination by such date, we may seek stockholder approval to extend the period of time to consummate a business combination by up to six months.  In such case, we will present such proposal to our stockholders.  The time period in which we must complete our business combination will not be extended unless (i) holders of a majority of our outstanding shares of common stock approve the extension and (ii) conversion rights are exercised with respect to less than 40% of the shares sold in our initial public offering.  If we fail to consummate a business combination within this time frame, our corporate existence will cease except for the purposes of winding up our affairs and liquidating.  We may not be able to find suitable target businesses within the required time frame.  In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.  We view this obligation to liquidate as an obligation to our stockholders and we presume that stockholders rely, at least in part, on this provision.  Neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive beyond July 23, 2010 (30 months from the date of the prospectus relating to our initial public offering), except in connection with the consummation of a business combination or upon the affirmative vote of holders of at least 95% of our outstanding capital stock.  If we are forced to liquidate, stockholders may not receive the full amount of their original investment.

 Unlike most other blank check companies, we will be permitted, pursuant to our amended and restated certificate of incorporation, to seek to extend the date before which we must complete a business combination to up to 30 months.  To the extent they acquire shares of common stock issued in our initial public offering and become public stockholders, Trian Partners, our sponsor and our officers and directors may be able to influence whether we extend our corporate existence.  If an extension is approved, the funds in the trust account will not be released for up to two and a half years after our initial public offering.

Unlike most other blank check companies, if we have entered into a definitive agreement by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), we may seek to extend the date before which we must complete our business combination, to avoid being required to liquidate, beyond January 23, 2010 to up to July 23, 2010 (30 months from the date of the prospectus relating to our initial public offering) by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension.  We will only extend our corporate existence to up to July 23, 2010 if (i) holders of a majority of our outstanding shares of common stock approve an amendment to our amended and restated certificate of incorporation giving effect to such extension and (ii) holders of less than 40% of the shares of common stock sold in our initial public offering vote against the proposed extension and exercise their conversion rights as described in this Annual Report on Form 10-K.  In connection with the vote required for an extension of our corporate existence, our sponsor, our officers and directors and our other non-public stockholders have agreed, and their permitted transferees will agree, to vote the shares of common stock included in the sponsor units in accordance with the majority of votes cast by our public stockholders.  We have also agreed that, prior to our business combination, we will not issue any shares of common stock, warrants or any other securities convertible into common stock or that vote as a class with our common stock in respect of any proposed extension or business combination.  As a result of these agreements, a proposal to extend our corporate existence to up to July 23, 2010 may not be approved without the affirmative vote of a majority of votes cast by our public stockholders.

In connection with any vote to extend our corporate existence to up to July 23, 2010, Trian Fund Management, L.P. has agreed to vote or cause to be voted all shares of common stock purchased in the open market pursuant to its purchase commitment in favor of an extension.  In addition, our sponsor and our officers and directors may acquire shares in the open market or otherwise and may vote such shares in favor of an extension.  As a result, to the extent they acquire shares issued in our initial public offering and become public stockholders, these persons may be able to influence whether we extend out corporate existence to up to July 23, 2010.

Without the option of extending the date before which we must complete a business combination to up to July 23, 2010, if we enter into a definitive agreement near the end of the 24-month period ending on January 23, 2010, we may not have sufficient time to secure the approval of our stockholders and satisfy customary closing conditions.  If the proposal for the extension to up to July 23, 2010 is approved by our stockholders as described in this Annual Report on Form 10-K, we will have up to an additional six months beyond January 23, 2010 to complete our business combination.  As a result, we may be able to hold public stockholder funds in the trust account until July 23, 2010 and thus delay the receipt by public stockholders of funds from the trust account on liquidation.

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

 If we are forced to liquidate before the consummation of a business combination and distribute the amounts in the trust account, our public stockholders may receive significantly less than the per-share liquidation price of approximately $9.90 as of December 31, 2008 and our warrants will expire worthless.

We have until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if extended pursuant to a stockholder vote as described in this Annual Report on Form 10-K, to consummate a business combination.  If we are unable to consummate a business combination within this time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination.  Upon the liquidation of the trust account, public stockholders would be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by Trian Fund Management, L.P.) approximately $9.90 per share as of  December 31, 2008 (including the income earned through such date on the proceeds in the trust account in excess of the amount permitted to be disbursed to us for working capital purposes, net of taxes payable on such income and trust account expenses incurred through such date), which includes approximately $29.8 million of the underwriters’ deferred discount and the $10 million purchase price of the sponsor warrants.  In addition, if we do not have sufficient funds to pay the costs of liquidation from our remaining assets outside of the trust account, we may request from the trustee up to $75,000 of income earned on the trust account to pay for liquidation costs and expenses.  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors.  Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate the trust account in the event we do not consummate a business combination within the prescribed time frame.

 If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders from the trust account as part of our plan of distribution could be less than the per-share liquidation price of approximately $9.90 as of December 31, 2008.

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

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the per-share liquidation price of approximately $9.90 as of December 31, 2008, due to claims of such creditors.  If we are unable to consummate a business combination and we liquidate, Trian Fund Management, L.P. will be liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a waiver from vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as from any prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business.  We cannot assure you that Trian Fund Management, L.P., which is a privately held limited partnership without publicly disclosed financial statements, will have sufficient assets to satisfy those obligations.  The indemnification provisions are set forth in a letter executed by Trian Fund Management, L.P.  The letter specifically sets forth that in the event we obtain a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity that is owed money by us for services rendered or contracted for or products sold to us, the indemnification from Trian Fund Management, L.P. will not be available, even if such waiver is subsequently found to be invalid and unenforceable.  The indemnification from Trian Fund Management, L.P. will also be unavailable in respect of any claims under our indemnity of the underwriters against certain liabilities related to our initial public offering or in respect of any claims under the indemnification provisions of our amended and restated certificate of incorporation or the indemnity agreements we have entered into with our officers and directors (although Trian Fund Management, L.P. has separately guaranteed certain of our obligations under such indemnity agreements with our officers and directors prior to our business combination).

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension.  If we have not consummated a business combination within such time frame and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating.  Under Section 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after our corporate existence terminates and, therefore, we do not intend to comply with those procedures.  Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders.  We may not be able to properly assess all claims that may be potentially brought against us.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date.  Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.  In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than the per-share liquidation price of approximately $9.90 as of December 31, 2008.

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

We have until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, to consummate a business combination.  We have no obligation to return funds to stockholders prior to such date (other than pursuant to conversion rights in connection with an extension) unless we consummate a business combination prior thereto and only then in cases where stockholders have properly sought conversion of their shares.  Only after the expiration of this 24-month period ending January 23, 2010 (or up to 30-month period ending July 23, 2010, if our stockholders approve an extension) will public stockholders be entitled to liquidation distributions if we are unable to consummate a business combination.

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

 Risks Relating to Our Business Combination

 The requirement that we consummate a business combination by January 23, 2010 (or up to July 23, 2010, if our stockholders approve an extension) may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders on a pro rata basis the net amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension.  Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement.  Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate a business combination with that particular target business, we may be unable to consummate a business combination with any target business.  This risk will increase as we get closer to the time limit referenced above.

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

We may not be able to consummate a business combination in the current economic environment.

The U.S. and global economies are currently experiencing a severe financial crisis and the U.S. equity markets have declined substantially in recent months. The downturn in the equity markets, particularly the markets for initial public offerings, could adversely impact our ability to consummate a business combination. Potential targets may not be willing to sell their businesses at current depressed equity valuations. In addition, public stockholders will have the ability to make a new investment decision whether to approve the transaction and become owners of an operating company, or to receive their pro rata portion of the funds in the trust account. To the extent potential targets are unwilling to sell to us, or public stockholders are unwilling to invest in a new public operating company, or continue to invest in the equity markets generally, our ability to consummate a business combination could be hindered.

 We may be unable to obtain additional financing, if required, to consummate a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering, the private placement of sponsor warrants and, if applicable, the Trian Fund Management, L.P. purchase commitment will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction.  If the net proceeds of our initial public offering, the private placement and, if applicable, the Trian Fund Management, L.P. purchase commitment prove to be insufficient, either because of the size of the business combination or the obligation to convert into cash a significant number of shares of our common stock from dissenting stockholders, we will be required to seek additional financing such as debt, equity or co-investment with other investors.  Given the current global economic crisis, such additional financing might not be available to us on acceptable terms, if at all.  To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  If we are unable to secure additional financing, and, as a result, we fail to consummate a business combination in the allotted time, we would liquidate the trust account, which may result in a loss of a portion of our public stockholders’ investment.  In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth.  The failure to secure any such additional financing following a business combination could have a material adverse effect on our ability to continue to develop and grow.  Other than the Trian Fund Management, L.P. purchase commitment, none of our officers or directors, our sponsor or any of their affiliates or any other third party is required to provide any financing to us in connection with or after the consummation of a business combination.

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

 If the net proceeds of our initial public offering not placed in trust together with income earned on the trust account available to us are insufficient to allow us to operate until at least January 23, 2010 (or up to July 23, 2010, if our stockholders approve an extension), we may not be able to consummate a business combination.

We currently believe that the remaining portion of the sum of the $500,000 in funds available to us outside of the trust account plus the $9.5 million of income earned on the trust account that may be disbursed to us, which remaining portion equals $8.0 million as of December 31, 2008, will be sufficient to allow us to operate until at least January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, assuming that a business combination is not consummated during that time.  However, our estimates may not be accurate.  We will depend on sufficient income being earned on the proceeds held in the trust account to provide us with up to $9.5 million of additional working capital we may need to identify one or more target businesses and to consummate our business combination, as well as to pay any taxes that we may owe.  The current low level of interest rates may result in our having insufficient funds available with which to structure, negotiate or close our business combination.  In such event, we would need to raise additional funds to operate or may be forced to liquidate.  Neither our sponsor nor any member of our management team is under any obligation to loan us money under such circumstances.

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

    Because we have not yet identified a prospective target business, stockholders currently have no basis to evaluate the possible merits or risks of our business combination.  Although our management and board of directors will evaluate the risks inherent in a particular target business, they may not properly ascertain or assess all of the significant risk factors.  Except for the limitation that a target business have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.  Public stockholders will be relying on the ability of our officers and directors to source business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations.

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

In accordance with the requirements of U.S. federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements that are prepared in accordance with International Financial Reporting Standards (IFRS), in accordance with U.S. generally accepted accounting principles (U.S. GAAP) or in accordance with another comprehensive basis of accounting reconciled to U.S. GAAP, and that are audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).  To the extent that a proposed target business does not have and cannot prepare financial statements that have been prepared in accordance with IFRS or U.S. GAAP, or that can be reconciled to U.S. GAAP, and that are audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business.  These financial statement requirements may limit the pool of potential target businesses.

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

We are not required to obtain an opinion from an unaffiliated third party that the target business or businesses we select have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed to us for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of our business combination, unless our board is not able to independently determine that the target business or businesses have a sufficient fair market value.  We are also not required to obtain an opinion from an unaffiliated third party that the price we are paying for the target business or businesses we select is fair to our stockholders.

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

If we were to acquire a previously privately owned company, it most likely will incur additional costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings.  Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited on an annual basis.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any business combination.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

 A market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

Although our securities are listed on the NYSE Alternext US (formerly the American Stock Exchange), a national securities exchange, an active trading market for our securities may never develop or, if developed, it may not be sustained.  Stockholders may be unable to sell their securities unless a market can be established or sustained.

 The NYSE Alternext US may de-list our securities from quotation on its exchange, which could limit a stockholder’s ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Alternext US, a national securities exchange.  However, our securities may not continue to be listed on the NYSE Alternext US in the future.  In addition, in connection with a business combination, it is likely that the NYSE Alternext US may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements.  We may not be able to meet those initial listing requirements at that time.

If the NYSE Alternext US de-lists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest.  Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.  Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.  However, we have adopted a policy that, prior to the consummation of a business combination, none of our existing officers or directors or our sponsor, or any entity with which they are affiliated, will be paid, either by us or a target company, any finder’s fee, consulting fee or other compensation for any services they render in order to effectuate the consummation of a business combination, other than (i) the reimbursement of out-of-pocket expenses, (ii) the monthly administrative services fee of $10,000 payable to Trian Fund Management, L.P. and (iii) by virtue of their ownership of sponsor units, sponsor warrants, securities purchased in the after market or any securities included in or issuable upon exercise of such securities.

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

In order to minimize potential conflicts of interest that may arise from multiple affiliations, each of our officers and directors (other than our independent directors) has agreed, until the earliest of the consummation of our business combination, January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, and such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business combination opportunity involving the potential acquisition of a controlling interest (whether through the acquisition of a majority of the voting equity interests of the target or through other means) in a company that is not publicly traded on a stock exchange or over-the- counter market with an enterprise value of between $800 million and $3.2 billion, subject to (i) any fiduciary duties or contractual obligations they may have currently or in the future in respect of Trian Partners and any companies in which Trian Partners invests and (ii) any other pre-existing fiduciary duties or contractual obligations they may have.  We expect primarily to target businesses within this range of enterprise values (calculated as equity value plus debt, minus cash), although we have the flexibility to acquire a business outside of this range.

Each of our officers and directors (other than our independent directors) has a duty to present Trian Partners with opportunities that meet the investment strategy of Trian Partners, which consists primarily of making non-control investments in existing public companies.  Mr. Peltz, Mr. May and Mr. Garden are also directors of Wendy’s/Arby’s Group, Inc. and, in addition to the general fiduciary duties they owe to Wendy’s/Arby’s, each of them (as well as Trian Fund Management, L.P.) has a contractual obligation to present Wendy’s/Arby’s with opportunities relating to investments in excess of 50% of the outstanding voting securities of businesses relating to the quick service restaurant industry.  This contractual obligation will remain in effect for as long as Wendy’s/Arby’s continues to control the outstanding equity interest of businesses in the quick service restaurant industry, one or more of Mr. Peltz, Mr. May and Mr. Garden serves as a director of Wendy’s/Arby’s and these individuals together own in excess of 10% of Wendy’s/Arby’s common equity.  Even in the absence of this contractual obligation, Mr. Peltz, Mr. May and Mr. Garden may owe fiduciary duties to present Wendy’s/Arby’s with business opportunities relating to the quick service restaurant industry, before presenting such opportunities to us, for as long as they serve on Wendy’s/Arby’s board of directors.

In addition, Mr. Peltz owes a fiduciary duty to H. J. Heinz Company, of which he is a director, Mr. May owes a fiduciary duty to Tiffany & Co. and Deerfield Capital Corp., of which he is a director, and Mr. Garden owes a fiduciary duty to Chemtura Corporation, of which he is a director.  To the extent that such individuals identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor their pre-existing fiduciary obligations to such entities.  Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

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

Our officers and directors and our sponsor may receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, including traveling to and from the offices, service centers or similar locations of prospective target businesses to examine their operations.  The funds for such reimbursement will be provided from the money that is being held outside of the trust or is permitted to be disbursed to us from the trust.  In the event that we do not effect a business combination by January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if our stockholders approve an extension, then any expenses incurred by such individuals in excess of the money being held outside of the trust or permitted to be disbursed to us from the trust will not be repaid as we will liquidate at such time.  On the other hand, if we consummate a business combination within such time period, those expenses may be repaid by the target business.  Consequently, our officers and directors may have an incentive to approve and consummate a business combination for reasons other than just what is in the best interest of our stockholders.

 Our sponsor exercises significant influence over us and its interests in our business may be different than yours.

Our sponsor, its permitted transferees (including our officers and directors and our other non-public stockholders) and certain affiliates of Trian Fund Management, L.P. collectively own approximately 25% of our issued and outstanding common stock.  This ownership interest, together with any other acquisitions of our shares of common stock (or warrants that are subsequently exercised), including purchases pursuant to Trian Fund Management, L.P.’s purchase commitment, could allow our sponsor to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our business combination.  The interests of our sponsor and our public stockholders may not always align and taking actions that require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.  Certain of our directors and affiliates have purchased, and our sponsor or our officers or directors or any of their affiliates may in the future purchase, for financial or other reasons, our securities in the open market or in private transactions in compliance with our insider trading policy.  Any decision to purchase additional securities in the open market or in private transactions will likely be based on the offering or trading price of the securities and a determination that the purchase represents an attractive investment opportunity.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on the NYSE Alternext US (formerly named the American Stock Exchange) on January 24, 2008 under the symbol “TUX.U,” prior to which there was no established public trading market for our securities.  Each of our units consists of one share of common stock and one warrant to purchase an additional share of common stock.  On February 5, 2008, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext US under the symbols “TUX.WS” and “TUX,” respectively.  Each warrant entitles the holder to purchase one share of our common stock at a price of $7.00 commencing on the later of our consummation of a business combination and January 23, 2009, provided that we have an effective registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus is available.  The warrants will expire on January 23, 2013, or earlier upon redemption.

The following table sets forth the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the NYSE Alternext US.  The quotations listed below reflect interdealer prices, without retail markup, markdowns or commission and may not necessarily represent actual transactions.

	Units		Warrants		Common Stock
Quarter Ended	High	Low	High	Low	High	Low

March 31, 2008(1)(2)	$10.50	$9.73	$1.11	$.65	$9.30	$9.00
June 30, 2008	$10.47	$9.65	$1.06	$.61	$9.40	$9.00
September 30, 2008	$10.23	$8.97	$.83	$.23	$9.35	$8.75
December 31, 2008	$9.45	$8.70	$.39	$.15	$9.09	$8.25

_____
(1)	Represents the high and low sales prices from January 24, 2008, the first day our units began trading.
(2)	Represents the high and low sales prices from February 5, 2008, the first day our warrants and common stock became separately tradable.

Holders of Common Equity

On March 2, 2009, there were approximately 2 holders of record of our units, approximately 2 holders of record of our warrants and approximately 13 holders of record of our common stock.  Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

Stock Price Performance Graph

The following graph compares the cumulative total return for our common stock from February 5, 2008, the date our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the NYSE Alternext US Composite (formerly the Amex Composite Index).  The graph assumes $100 invested on February 5, 2008 in our common stock and $100 invested at that same time in each of the two listed indices.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Trian Acquisition I Corp., the S&P 500 Index, and
the NYSE Alternext US Composite
$110
$100
$90
$80
$70
$60
$50
2/5/08
3/31/08
6/30/08
9/30/08
12/31/08
Trian Acquisition I Corp.
S&P 500 Index
NYSE Alternext US Composite

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

We received net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, of which $29.8 million is attributable to the portion of the underwriters’ discount that has been deferred until the consummation of our business combination.  The net proceeds were deposited in a trust account then maintained by Wilmington Trust Company (“Wilmington”).  Effective October 1, 2008, in accordance with the terms of the investment management trust agreement dated as of January 23, 2008 (the “Original Trust Agreement”) between us and Wilmington, by mutual agreement of the parties, Wilmington resigned as trustee and custodian and we appointed U.S. Trust as successor trustee and custodian.  We and U.S. Trust have entered into an Amended and Restated Investment Management Trust Agreement dated as of October 1, 2008, the terms of which are substantially the same as the Original Trust Agreement.  These funds will not be released until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred discount will be payable to the underwriters only upon the consummation of our business combination, and will be reduced pro ratably to the extent public stockholders exercise conversion rights.  Up to $9.5 million of the income earned on the trust account may be released to us to fund expenses related to investigating and selecting a target business and other working capital requirements, and any amounts necessary to pay any tax obligations on the income earned on the trust account and to pay trust account expenses may also be released to us.  The net proceeds deposited into the trust account remain on deposit in the trust account and earned approximately $12.2 million in gross interest income through December 31, 2008.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases of our securities by our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (2)
October 1, 2008 through October 31, 2008	5,141,300 common 728,000 units 1,583,000 warrants	$8.86 $8.91 $0.26	---	---
November 1, 2008 through November 31, 2008	---	---	---	---
December 1, 2008 through December 31, 2008	1,000,000 warrants	$0.29	---	---
Total	5,141,300 common 728,000 units 2,583,000 warrants		---	---

(1)
Represents common stock, units and warrants purchased by funds and accounts that are managed by Trian Fund Management, L.P. and that may be deemed to be under common control with us.  All such purchases were made in open market transactions.

(2)	We do not have a securities repurchase program and have not repurchased any of our securities to date.

ITEM 6.	Selected Financial Data

	Period from	Period from
	October 16,	October 16,
	2007	2007	Year
	(inception) to	(inception) to	Ended
	December 31,	December 31,	December 31,
	2008	2007	2008
Statement of Operations Data:
Interest income	$12,197,688	$253	$12,197,435
Professional fees and other expenses	1,526,884	116,575	1,410,309
Provision for income taxes	4,805,354	--	4,805,354
Net income (loss)	5,865,450	(116,322)	5,981,772
Deferred interest, net of taxes, attributable to common stock subject to redemption	(2,135,033)	--	(2,135,033)
Net income attributable to common stock	3,730,417	(116,322)	3,846,739
Earnings per share data:
Weighted average number of shares outstanding, basic and diluted	64,405,418	23,000,000	73,747,542
Net income (loss) per share, basic and diluted:	$0.06	$(0.01)	$0.05

Statement of Cash Flows Data:
Net cash and cash equivalents provided by (used in):
Operating activities	$470,318	$(36,747)	$507,065
Investing activities	(905,608,000)	--	(905,608,000)
Financing activities	905,313,296	154,521	905,158,775
`

	December 31, 2007	December 31, 2008

Balance Sheet Data:
Cash and cash equivalents	$117,774	$175,614
Restricted cash equivalents held in the trust account	--	231,474,921
Restricted short-term investments held in the trust account	--	678,943,070
Total assets	1,053,753	911,562,179
Common stock subject to conversion	--	362,152,639
Total stockholders’ equity (deficit)	(94,583)	517,083,074

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

If we are unable to consummate our business combination by January 23, 2010 (or July 23, 2010 if our stockholders approve an extension), our charter requires that we wind up our affairs and liquidate.  Our plans to consummate our business combination may not be successful and, accordingly, we may be required to liquidate as soon as practicable after January 23, 2010 (or up to July 23, 2010 if our stockholders approve an extension).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date (other than interest income), other than in connection with our initial public offering.  Our only activities since inception have been organizational activities, those necessary to consummate our initial public offering and those in connection with identifying and investigating targets for a business combination.  We will not generate any operating revenues until after consummation of our business combination.  We will generate non-operating income in the form of interest income on cash, cash equivalents and investments.  We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence activities.  We expect our expenses to increase substantially.

For the year ended December 31, 2008, we had interest income of $12.2 million, substantially all of which related to the investment of $905.6 million of the net proceeds from our initial public offering in restricted cash equivalents and short-term investments.  We also recognized $1.4 million of professional fees and other expenses during that period.  After recognizing an income tax provision of $4.8 million, we had net income for the year ended December 31, 2008 of $6.0 million.  For the period from October 16, 2007 (our inception) to December 31, 2008, we had interest income of $12.2 million, recognized $1.5 million of professional fees and other expenses and, after recognizing an income tax provision of $4.8 million, had net income of $5.9 million.  For the period from October 16, 2007 (our inception) to December 31, 2007, our net loss of $0.1 million reflected professional fees and other expenses of $0.1 million.

For the year ended December 31, 2008, our operating activities provided cash and cash equivalents of $0.5 million, our investing activities used cash and cash equivalents of $905.6 million and our financing activities provided cash and cash equivalents of $905.2 million.  For the period from October 16, 2007 (our inception) to December 31, 2008, our operating activities provided cash and cash equivalents of $0.5 million, our investing activities used cash and cash equivalents of $905.6 million and our financing activities provided cash and cash equivalents of $905.3 million.  For the period from October 16, 2007 (our inception) to December 31, 2007, the $0.1 million increase in cash and cash equivalents principally reflected cash and cash equivalents provided by financing activities.

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

As of December 31, 2008, the trust account was invested in Treasury bills with maturities ranging from 64 to 178 days when purchased and, to a lesser extent, a money market mutual fund that invests exclusively in U.S. Treasury securities.  In addition, after the effect of $0.8 million that was deducted from the offering proceeds to pay expenses of the offering, we received $0.5 million of the offering proceeds to be held outside of the trust account to fund a portion of our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $0.25 million loan from our sponsor, the proceeds of which had been used to fund offering related expenses.

As of December 31, 2008, the balance in the trust account was $910.4 million, or approximately $9.90 per share held by stockholders that participated in our initial public offering, which we refer to as our public stockholders.  Up to $9.5 million of interest income earned on the cash equivalents and short-term investments in the trust account may be withdrawn to fund general and administrative expenses.  Amounts necessary to pay (a) income taxes and (b) the trustee’s investment management fees, which fees may not exceed $0.35 million per year, may also be withdrawn in addition to the $9.5 million of interest income.  From the establishment of the trust account through December 31, 2008, $12.2 million of interest income was earned, $5.5 million was withdrawn to pay estimated income tax payments, $0.2 million was withdrawn to pay the trustee’s investment management fees and $1.7 million was withdrawn to fund general and administrative expenses, including $0.35 million of legal and printing and engraving expenses previously incurred in connection with the offering but that had been deferred until after the consummation of the offering.  As of December 31, 2008, the balance of our cash and cash equivalents held outside the trust account was $0.2 million.

Prior to the consummation of a business combination, we intend to use a substantial portion of the cash released to us from the trust account in connection with identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring and negotiating the business combination.  We intend to effect a business combination using the proceeds from our initial public offering, our capital stock, debt or a combination of cash, stock and debt.  The proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting commissions paid to the underwriters) that are not utilized as part of the consideration for a business combination will be released to us and will be available to finance the operations of the target business or businesses.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions or the payment of principal or interest due on indebtedness incurred in consummating a business combination or preexisting indebtedness of the target business.  Such funds could also be used to repay any operating expenses or finder’s fees that we had incurred prior to the consummation of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We expect to have available to us up to an aggregate of $10.8 million to fund our working capital requirements and certain other expenses, comprised of (1) $0.8 million of offering expense reimbursement obtained from the proceeds of our initial public offering, (2) $0.5 million of working capital held outside the trust account and also obtained from the proceeds of our initial public offering and (3) income of up to $9.5 million, net of income taxes, earned on the balance of the trust account.  Of this amount, we have used an aggregate of $2.8 million to fund offering expenses and general and administrative expenses through December 31, 2008.  We expect to earn sufficient interest income on the cash equivalents and short-term investments held in the trust account in order to generate the $9.5 million permitted to be withdrawn from the trust account.  However, due to the current low level of interest rates on U.S. Treasury securities, there can be no assurance that sufficient interest income will be generated.  We believe the remaining $8.0 million will be sufficient to allow us to operate at least until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting a business combination, the trustee’s investment management fees, payments to Trian Fund Management, L.P. of $10,000 per month for up to 24 months (or up to 30 months in the event our stockholders approve an extension) for office space, administrative services and support, legal and accounting fees related to regulatory reporting requirements, and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

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

We are obligated to pay a $10,000 monthly fee to Trian Fund Management, L.P. for office space, administrative services and support for up to 24 months (or up to 30 months in the event our stockholders approve an extension) from the date of our initial public offering.  As of December 31, 2008, the maximum amount of future payments under this obligation is $180,000 through July 23, 2010.  This obligation terminates upon the earlier of the consummation of our business combination and our liquidation.

 Application of Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses.  We evaluate those estimates and assumptions on an ongoing basis based on various factors we believe are reasonable.

We believe that the following represent our more critical accounting policies used in the preparation of our financial statements:

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of our initial public offering and the private placement, $905.6 million was placed in the trust account including $29.8 million of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by us in connection with a business combination.  At December 31, 2008, the Trust Account is invested in U.S. Treasury bills and a money market mutual fund that invests only in U.S. Treasury securities.

Restricted cash equivalents held in the trust account—We classify investments in U.S. Treasury bills with maturities of 90 days or less when purchased and money market mutual fund investments as “Restricted cash equivalents held in the trust account.”

Restricted short-term investments held in the trust account—We classify investments in U.S. Treasury bills with maturities greater than 90 days and less than 181 days when purchased as “Restricted short-term investments held in the trust account.”  These investments are classified as held-to-maturity and, accordingly, are carried at amortized cost.

Common stock subject to redemption—We will only proceed with a business combination if (1) it is approved by a majority of the votes cast by public stockholders and (2) public stockholders holding less than 40% (36 million) of the shares of common stock sold in the offering exercise their conversion rights.  Accordingly, we have classified 36.8 million shares of our common stock outside of permanent equity.  We recognize changes in the redemption value as they occur and adjust the carrying value of deferred interest attributable to common stock subject to redemption to reflect the required adjustment to the redemption value at the end of each reporting period by an adjustment to the surplus accumulated during the development stage, or in the absence of a surplus, by an adjustment to paid-in capital.

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption for income per share purposes gives effect to the fact that we may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the trust account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

 Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, with we refer to as the FASB, issued Statement No. 141 (revised 2007), “Business Combinations,” which we refer to as SFAS 141(R).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date.  SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with our first fiscal quarter of 2009.  Early adoption is not permitted.  We are in the process of evaluating the impact SFAS 141(R) may have on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which we refer to as SFAS 160.  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with our first fiscal quarter of 2009.  Early adoption is not permitted.  We are in the process of evaluating the impact FAS 160 may have on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the provisions of SFAS 157 on January 1, 2008 on a prospective basis, except for those items for which we elected deferral under the provisions of FSP 157-2, which became effective on January 1, 2009.  The adoption of SFAS 157 did not have a significant impact on our 2008 financial statements.  We are in the process of evaluating the impact that adopting the provisions of SFAS 157 that were deferred by FSP 157-2 may have on our financial position and results of operations.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

 ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of December 31, 2008, the aggregate carrying amounts of the investments in Treasury bills (held at amortized cost) and a money market fund were $788.9 million and $121.5 million, respectively.  The Treasury bills had remaining maturities ranging from 2 to 169 days as of December 31, 2008, with a weighted average remaining maturity of 106 days.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. Treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  As of December 31, 2008, the aggregate estimated fair values of the investments in Treasury bills and the money market fund were $789.8 million and $121.5 million, respectively.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

ITEM 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and December 31, 2008
Statements of Operations for the period from October 16, 2007 (inception) to December 31, 2008, for the period from October 16, 2007 (inception) to December 31, 2007 and for the year ended
December 31, 2008
Statement of Stockholders’ Equity (Deficit) for the period from October 16, 2007 (inception) to December 31, 2008
Statements of Cash Flows for the period from October 16, 2007 (inception) to December 31, 2008, for the period from October 16, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trian Acquisition I Corp.:

We have audited the accompanying balance sheets of Trian Acquisition I Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from October 16, 2007 (date of inception) to December 31, 2008, for the period from October 16, 2007 (inception) to December 31, 2007 and for year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from October 16, 2007 (date of inception) to December 31, 2008, for the period from October 16, 2007 (inception) to December 31, 2007 and for year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company will only continue in existence for a specified period of time if a business combination is not consummated by January 23, 2010 (or July 23, 2010 if an extension is approved by the Company’s stockholders).

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2009

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$117,774	$175,614
Restricted cash equivalents held in the trust account (Notes 1 and 3)	--	231,474,921
Restricted short-term investments held in the trust account (Notes 1 and 3)	--	678,943,070
Prepaid income taxes	--	684,646
Other prepaid expenses	--	283,928
Total current assets	117,774	911,562,179
Noncurrent assets:
Deferred offering costs	935,979	--
Total assets	$1,053,753	$911,562,179

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$895,075	$383,433
Deferred underwriters’ discount (Note 1)	--	29,808,000
Note payable to sponsor (Note 5)	250,000	--
Total current liabilities	1,145,075	30,191,433

Common stock subject to redemption, $0.0001 par value;
3,000,000 shares issued and outstanding at December 31, 2007,
36,799,999 shares issued and outstanding at December 31, 2008
(Note 1)	3,261	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of income taxes of $1,746,845) (Note 1)	--	2,135,033

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding (Note 7)	--	--
Common stock, $0.0001 par value; 225,000,000 shares authorized,
20,000,000 shares issued and outstanding at December 31, 2007,
500,000,000 shares authorized; 78,200,001 shares issued and
outstanding at December 31, 2008 (Notes 1, 2 and 7)	2,000	7,820
Additional paid-in capital (Notes 1 and 2)	19,739	513,344,837
Surplus (deficit) accumulated during the development stage	(116,322)	3,730,417
Total stockholders’ equity (deficit)	(94,583)	517,083,074
Total liabilities and stockholders’ equity (deficit)	$1,053,753	$911,562,179

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period from	Period from
	October 16,	October 16,
	2007	2007	Year
	(inception) to	(inception) to	Ended
	December 31, 2008	December 31, 2007	December 31, 2008

Income:
Interest income	$12,197,688	$253	$12,197,435

Expenses:
Professional fees and other expenses	1,526,884	116,575	1,410,309
Income (loss) before income taxes	10,670,804	(116,322)	10,787,126
Provision for income taxes	4,805,354	--	4,805,354
Net income (loss)	$5,865,450	$(116,322)	$5,981,772

Deferred interest, net of taxes, attributable to
common stock subject to redemption	(2,135,033)	--	(2,135,033)
Net income (loss) attributable to common stock	$3,730,417	$(116,322)	$3,846,739

Income (loss) per common share:
Basic and diluted	$0.06	$(0.01)	$0.05

Weighted average common shares outstanding
Basic and diluted (Note 1)	64,405,418	23,000,000	73,747,542

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from October 16, 2007 (inception) to December 31, 2008

				Surplus (Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of units to initial stockholders
at $0.0011 per unit (Note 1)	20,000,000	$2,000	$19,739	$--	$21,739
Net loss	--	--	--	(116,322)	(116,322)
Balance at December 31, 2007	20,000,000	2,000	19,739	(116,322)	(94,583)
Reclassification to permanent equity of common stock subject to mandatory redemption (Note 6)	3,000,000	300	2,961	--	3,261
Issuance of units in initial public offering (Notes 1 and 2)	92,000,000	9,200	919,990,800	--	920,000,000
Reclassification of common stock subject to redemption (Note 1)	(36,799,999)	(3,680)	(362,148,959)	--	(362,152,639)
Recognition of underwriters’ discount (including $29,808,000 of deferred discount (Note 1)	--	--	(52,900,000)	--	(52,900,000)
Costs related to initial public offering	--	--	(1,619,704)	--	(1,619,704)
Proceeds of issuance of warrants to Sponsor (Notes 1 and 5)	--	--	10,000,000	--	10,000,000
Net income	--	--	--	5,981,772	5,981,772
Deferred interest, net of taxes, attributable to common stock subject to redemption (Note 1)	--	--	--	(2,135,033)	(2,135,033)
Balance at December 31, 2008	78,200,001	$7,820	$513,344,837	$3,730,417	$517,083,074

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Period from	Period from
	October 16,	October 16,
	2007	2007	Year
	(inception) to	(inception) to	Ended
	December 31, 2008	December 31, 2007	December 31, 2008

Cash Flows from Operating Activities:
Net income (loss)	$5,865,450	$(116,322)	$5,981,772
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on restricted cash equivalents and restricted short- term investments held in the trust account	(12,192,446)	--	(12,192,446)
Withdrawal of restricted cash equivalents investments held in the trust account	7,382,455	--	7,382,455
Changes in operating assets and liabilities:
Increase in prepaid income taxes	(684,646)	--	(684,646)
Increase in other prepaid expenses	(283,928)	--	(283,928)
Increase in other accrued expenses	383,433	79,575	303,858
Net cash and cash equivalents provided by (used in) operating
activities	470,318	(36,747)	507,065

Cash Flows from Investing Activities:
Initial investment in restricted cash equivalents held in the trust account	(905,608,000)	--	(905,608,000)
Purchases of restricted short-term investments held in the trust account	(1,340,725,126)	--	(1,340,725,126)
Maturities of restricted short-term investments held in the trust account	662,346,548	--	662,346,548
Redemption of restricted cash equivalents held in the trust account	678,378,578	--	678,378,578
Net cash and cash equivalents used in investing activities	(905,608,000)	--	(905,608,000)

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred
underwriters’ discount, held in the trust account	895,608,000	--	895,608,000
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	--	10,000,000
Proceeds from initial public offering held outside the trust account	1,300,000	--	1,300,000
Payments for offering costs	(1,619,704)	(120,479)	(1,499,225)
Proceeds from note payable to sponsor	250,000	250,000	--
Repayment of note payable to sponsor	(250,000)	--	(250,000)
Proceeds from sale of units subject to redemption	3,261	3,261	--
Proceeds from sale of other units	21,739	21,739	--
Net cash and cash equivalents provided by financing activities	905,313,296	154,521	905,158,775

Increase in cash and cash equivalents	175,614	117,774	57,840
Cash and cash equivalents at beginning of period	--	--	117,774
Cash and cash equivalents at end of period	$175,614	$117,774	$175,614

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$--	$29,808,000
Deferred offering costs included in accrued expenses	$--	$815,500	$--

Due to its non-cash nature, the reclassification to permanent equity of the $3,261 corresponding to common stock that had been subject to mandatory redemption is not reflected in the statement of cash flows for the periods ended December 31, 2008.

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

At December 31, 2008, the Company had not effected a business combination.  All activity through December 31, 2008 relates to the Company’s formation, its initial public offering described below and conducting the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 6, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The registration statement for the Company’s initial public offering (the “Offering”) described in Note 2 was declared effective January 23, 2008.  The Company consummated the Offering (including units sold pursuant to the underwriters’ exercise of their over-allotment option) on January 29, 2008 and immediately prior to such Offering, the Sponsor purchased 10,000,000 warrants at $1.00 per warrant from the Company in a private placement (the “Private Placement”) (see Notes 2 and 5).  The Company intends to effect a business combination using the proceeds of the Offering and the Private Placement, its capital stock, debt or a combination of cash, stock and debt.  The business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the Company’s net assets held in trust (net of taxes and amounts disbursed to the Company for working capital purposes and excluding the amount of the underwriters’ deferred discount held in trust) at the time of such business combination.  If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of such net assets at the time of the business combination.  The Company will not consummate a business combination unless it acquires a controlling interest in a target company, whether through the acquisition of the majority of the voting interests of the target or through other means.

The Company’s efforts in identifying prospective target businesses are not limited to a particular industry or group of industries.  Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for increasing profitability.

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

If the Company does not consummate a business combination by January 23, 2010 (which is 24 months from the date of the prospectus filed with the Securities and Exchange Commission relating to the Offering), or by July 23, 2010 (which is 30 months from the date of such prospectus) (the “Extension Period”) if our stockholders approve an extension, the Company will liquidate and promptly distribute only to the holders of common stock acquired either as part of the units sold in the Offering or in the after market (the “Public Stockholders”) the amount in the Trust Account, less any income taxes payable on income, investment management fees payable to the trustee and any income of up to $9,500,000 previously released to the Company and used to fund its working capital requirements.  If the Company fails to consummate a business combination within such time period, the Company’s amended and restated certificate of incorporation also provides that the Company’s corporate existence will automatically cease on January 23, 2010 (or at the conclusion of the Extension Period, if applicable) except for the purpose of winding up its affairs and liquidating. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10 offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 2).

The Company will seek stockholder approval before it effects its initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law.  In connection with the stockholder vote required to approve a business combination or an extension of the Company’s corporate existence up to the end of the Extension Period in the event the Company has entered into a definitive agreement for, but has not yet consummated, a business combination, the Company’s stockholders immediately prior to the consummation of the Offering, including Trian Acquisition I, LLC, a Delaware limited liability company (the “Sponsor”), have agreed and their permitted transferees will agree, to vote the shares owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders.  The Company will proceed with a business combination only if (i) the business combination is approved by a majority of votes cast by the Public Stockholders at a duly held stockholders meeting, (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by a majority of the Company’s outstanding shares of common stock, and (iii) conversion rights (as described below) have been exercised with respect to less than 40% of the shares of common stock issued in the Offering, on a cumulative basis (including the shares as to which conversion rights were exercised in connection with a stockholder vote, if any, to approve an extension of the time period within which the Company must consummate a business combination and the stockholder vote to approve a business combination).  If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination.

If the business combination is approved and consummated, subject to a limitation on the ability of a stockholder or more than one stockholder acting as a group to exercise conversion rights with respect to more than 10% of the outstanding shares, each Public Stockholder voting against such business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account (including the deferred underwriters’ discount and income earned on the Trust Account, net of income taxes payable on such income, investment management fees paid to the trustee and income of up to $9,500,000 on the Trust Account disbursed to fund the Company’s working capital requirements).  Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

On January 23, 2008 the Company declared a stock dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of Sponsor units and warrants included in those units.  All share and per share data in the accompanying financial statements and these notes reflect this stock dividend.

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2007 and 2008 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At December 31, 2008, the Trust Account is invested in U.S. Treasury bills and a money market mutual fund that invests only in U.S. Treasury securities.  At December 31, 2008, the aggregate balance in the Trust Account was $910,417,991, which reflects $12,192,446 of interest income less $7,382,455 withdrawn to make income tax payments and pay expenses, and represents approximately $9.90 per share held by Public Stockholders.

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

Concentration of credit risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The Company does not believe the cash equivalents and short-term investments held in the Trust Account are subject to significant credit risk as the portfolio is invested in United States government securities and a money market fund that invests only in securities of the United States government.

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

Common stock subject to redemption—As discussed in more detail above, the Company will only proceed with a business combination if (1) it is approved by a majority of the votes cast by Public Stockholders and (2) Public Stockholders holding less than 40% (36,800,000) of the shares of common stock sold in the Offering exercise their conversion rights.  Accordingly, the Company has classified 36,799,999 shares of its common stock outside of permanent equity as “Common stock subject to redemption,” at the initial conversion price of $9.84.  The Company recognizes changes in the redemption value as they occur and adjusts the carrying value of “Deferred interest attributable to common stock subject to redemption” to reflect the required adjustment to the redemption value at the end of each reporting period by an adjustment to “Surplus accumulated during the development stage,” or in the absence of a surplus, by an adjustment to paid-in capital.

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption from income per share gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants, of which there were 23,000,000 outstanding from inception through January 29, 2008 and 115,000,000 thereafter through December 31, 2008, have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

Recent accounting pronouncements—In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is in the process of evaluating the impact SFAS 141(R) may have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is in the process of evaluating the impact SFAS 160 may have on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS 157 on January 1, 2008 on a prospective basis, except for those items for which the Company elected deferral under the provisions of FSP 157-2, which became effective on January 1, 2009.  The adoption of SFAS 157 did not have a significant impact on our 2008 financial statements.  The Company is in the process of evaluating the impact that adopting the provisions of SFAS 157 that were deferred by FSP 157-2 may have on its financial position and results of operations.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassifications—Certain amounts included in the accompanying prior period’s financial statements have been reclassified to conform with the current year’s presentation.

NOTE 2—PUBLIC OFFERING

On January 29, 2008, the Company sold 92,000,000 units, including 12,000,000 units sold pursuant to the underwriters’ exercise of their over-allotment option, in the Offering at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 per share commencing on later of (i) the consummation of the business combination or (ii) January 23, 2009.  The warrants will be exercisable only if a current registration statement covering the shares of common stock issuable upon exercise of the warrants is then effective.  In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

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

NOTE 3—RESTRICTED CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HELD IN THE TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account at December 31, 2008 were as follows:

Money market mutual fund invested only in United States Treasury securities	$121,476,494
United States Treasury bills	109,998,427
$231,474,921

All of the restricted short-term investments held in the Trust Account at December 31, 2008, aggregating $678,943,070, had maturities of greater than 90 days and less than 181 days when purchased.

The United States Treasury investments that are held in “Restricted cash equivalents held in the trust account” and “Restricted short-term investments held in the trust account” are classified and accounted for by the Company as “held-to-maturity” securities.  Accordingly, such investments are reported at their amortized cost.  All of these investments mature within 180 days of December 31, 2008.  The aggregate carrying value and fair value of such investments, including accrued interest, as of December 31, 2008 are presented below.

	Carrying Value	Unrealized Holding Gains	Fair Value

United States Treasury money market funds

Classified in restricted cash equivalents held in the trust account	$121,476,494	$--	$121,476,494

United States Treasury bills

Classified in:
Restricted cash equivalents held in
the trust account	$109,998,427	$1,573	$110,000,000
Restricted short-term investments held
in the trust account	678,943,070	845,230	679,788,300
	$788,941,497	$846,803	$789,788,300

      As discussed in Note 1, effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157, which provides enhanced guidance for measuring fair value.  The standard requires the Company to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on the Company’s financial performance.  SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value.  Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I−Quoted prices are available in active markets for identical investments as of the reporting date.

Level II−Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level III−Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

As of December 31, 2008, the Company’s cash and cash equivalents, restricted cash equivalents held in the trust account and short-term investments held in the trust account are classified as Level I.

NOTE 4—INCOME TAXES

The provision for income taxes consisted of the following components:

	Period from	Period from
	October 16,	October 16,
	2007	2007	Year
	(inception) to	(inception) to	Ended
	December 31, 2008	December 31, 2007	December 31, 2008

Federal	$3,021,596	$--	$3,021,596
State	1,783,758	--	1,783,758
Total	$4,805,354	$--	$4,805,354

A reconciliation of the difference between the reported provision percentage for income taxes and the provision or benefit percentage that would result from applying the 34% Federal statutory rate to the income before income taxes is as follows:

Period from	Period from
October 16,	October 16,
2007	2007	Year
(inception) to	(inception) to	Ended
December 31,	December 31,	December 31,
2008	2007	2008

Income tax provision (benefit) computed at Federal statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of Federal benefit	11.0%	--	11.0%
Valuation allowance	--	34.0%	--
Utilization of prior period net operating loss carryforward	--	--	(0.5)%
Total	45.0%	-- %	44.5%

At December 31, 2008, the Company had no net operating loss carryforwards or deferred tax assets or liabilities.  Components of the Company’s deferred tax assets at December 31, 2007 were as follows:

Net operating loss carryforwards	$ 39,549
Less valuation allowance	(39,549)
Total	$ --

Management recorded a full valuation allowance against its deferred tax assets at December 31, 2007 because it did not believe it was more likely than not that sufficient taxable income would be generated.

NOTE 5—NOTE PAYABLE TO SPONSOR AND OTHER RELATED PARTY TRANSACTIONS

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

The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement aggregated $120,000 for the year ended December 31, 2008.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

During the year ended December 31, 2008, funds managed by Trian Fund Management, L.P. purchased in open market transactions, and held at December 31, 2008, an aggregate of 5,968,400 shares of the Company’s common stock and 3,311,000 of the Company’s warrants, including shares of common stock and warrants purchased together in units.

In addition, prior to a business combination, Trian Fund Management, L.P. has agreed to guarantee certain of the Company’s obligations to its officers and directors under indemnity agreements.  The Company will not pay a fee for such guarantees.

NOTE 6—SPONSOR UNITS

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

The Sponsor is permitted to transfer the Sponsor units and the common stock and warrants comprising such units (including the common stock issuable upon exercise of such warrants) to the Company’s officers, directors and employees, any affiliates or family members of such individuals, any affiliates of the Company, the Sponsor or Trian Fund Management, L.P. and any officers, directors, members or employees of the Sponsor, Trian Fund Management, L.P. or such affiliates, but the transferees receiving such securities will be subject to the same transfer restrictions as the Sponsor.  Any such transfers will be made in accordance with applicable securities laws.  See Note 5 for disclosure of the transfers that took place in December 2007.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of December 31, 2008.

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

NOTE 8—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited financial information for each of the fiscal quarters of the year ended December 31, 2008 is presented below.  The results for any quarter are not necessarily indicative of the results for any future quarter or other period.

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Interest income	$3,217,573	$3,245,358	$3,750,135	$1,984,369
Total expenses	289,590	321,156	290,503	509,060
Income before income taxes	2,927,983	2,924,202	3,459,632	1,475,309
Provision for income taxes	1,171,193	1,462,290	1,556,834	615,037
Net income	$1,756,790	$1,461,912	$1,902,798	$860,272

Deferred interest, net of taxes, attributable to common stock subject to redemption	(506,014)	(361,211)	(827,768)	(440,040)
Net income attributable to common stock	$1,250,776	$1,100,701	$1,075,030	$420,232
Income per common share, basic and diluted	$0.02	$0.01	$0.01	$0.01
Weighted average common shares outstanding, basic and diluted	60,292,308	78,200,001	78,200,001	78,200,001

NOTE 9—CHANGE IN TRUSTEE

Effective October 1, 2008, in accordance with the terms of the investment management trust agreement dated as of January 23, 2008 (the “Original Trust Agreement”) between the Company and Wilmington Trust Company (“Wilmington”), by mutual agreement of the parties, Wilmington resigned as trustee and custodian of the Trust Account and the Company appointed U.S. Trust Company of Delaware (“U.S. Trust”) as successor trustee and custodian.  The Company and U.S. Trust entered into an amended and restated investment management trust agreement dated as of October 1, 2008, the terms of which are substantially the same as the Original Trust Agreement.

ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act).  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008.  The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the system of internal control, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report dated March 16, 2009 on the Company’s internal control over financial reporting.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations on the effectiveness of any control system, including the potential for human error and the circumvention of overriding of the controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our control system can prevent or detect all errors or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Trian Acquisition I Corp.:

We have audited the internal control over financial reporting of Trian Acquisition I Corp.  (a corporation in the development stage) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of December 31, 2008 and 2007 and for the period from October 16, 2007 (date of inception) to December 31, 2008, for the period from October 16, 2007 (date of inception) to December 31, 2007 and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph about the Company only continuing in existence for a specified period of time if a business combination is not consummated by January 23, 2010 (or July 23, 2010 if an extension is approved by the Company’s stockholders).

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2009

 ITEM 9B.      Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Nelson Peltz	66	Chairman of the Board
Peter W. May	66	Vice Chairman and Director
Edward P. Garden	47	President, Chief Executive Officer and Director
Geoffrey C. Bible	71	Director
Kenneth W. Gilbert	58	Director
Richard A. Mandell	66	Director
Joel E. Smilow	75	Director
Brian L. Schorr	50	Executive Vice President and Chief Legal Officer
Chad Fauser	35	Executive Vice President
Greg Essner	47	Treasurer and Chief Financial Officer
David I. Mossé	35	General Counsel, Secretary and Chief Compliance Officer

Nelson Peltz has been the Chairman of our Board since our inception.  Mr. Peltz is also the Chief Executive Officer and a founding partner of Trian Fund Management, L.P.  Mr. Peltz currently serves as non-executive Chairman of Wendy’s/Arby’s Group, Inc. (formerly Triarc Companies, Inc.).  From 1993 through June 2007, Mr. Peltz served as Chairman, Chief Executive Officer and a director of Triarc.  From its formation in 1989 to 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership, which provided investment banking and management services for entities controlled by Mr. Peltz and his business partner Peter W. May.  From 1983 until 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc., which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products (through American National Can Company), copper electrical wire and cable and steel conduit and currency and coin handling products.  Mr. Peltz has been a director of H. J. Heinz Company since 2006.  From 2004 until 2007, Mr. Peltz was Chairman of the board of directors of Deerfield Capital Corp. (formerly Deerfield Triarc Capital Corp.) and a member of its investment committee.  From 2003 to 2006, he served as a director of Encore Capital Group, Inc.  Mr. Peltz is Co-Chairman of the Board of Directors of the Simon Wiesenthal Center and Chairman of the New York Tolerance Center.  Mr. Peltz attended The Wharton School of the University of Pennsylvania.  He is the father-in-law of Edward P. Garden.

Peter W. May has been the Vice Chairman of our Board since our inception.  Mr. May is also the President and a founding partner of Trian Fund Management, L.P.  Mr. May currently serves as non-executive Vice Chairman of Wendy’s/ Arby’s (formerly Triarc).  From 1993 through June 2007, Mr. May served as President, Chief Operating Officer and a director of Triarc.  In addition, he has been a director of Tiffany & Co. since 2008 and a director of Deerfield Capital Corp. since 2004.  From its formation in 1989 until 1993, Mr. May was President and Chief Operating Officer of Trian Group.  He was President and Chief Operating Officer and a director of Triangle Industries from 1983 until December 1988.  In addition, from 1999 to 2000, he was a director of Ascent Entertainment Group and, from 1998 to 2007, he was a director of Encore Capital Group, Inc.  Mr. May is Chairman of the board of trustees of Mount Sinai Medical Center in New York.  Mr. May is a graduate of the University of Chicago, A.B. and The University of Chicago School of Business, M.B.A. and is a Certified Public Accountant. Mr. May also holds an Honorary Doctorate in Humane Letters from The Mount Sinai School of Medicine of New York University.

Edward P. Garden has been our President, Chief Executive Officer and a director since our inception.  Mr. Garden is also the Vice Chairman and a founding partner of Trian Fund Management, L.P.  Mr. Garden currently serves a director of Wendy’s/Arby’s (formerly Triarc).  From 2004 through June 2007, Mr. Garden served as Vice Chairman of Triarc, where he was Executive Vice President from 2003 until 2004.  Mr. Garden has also been a director of Chemtura Corporation since January 2007.  Mr. Garden served as a member of the investment committee of Deerfield Capital Corp. from 2004 until 2007.  Prior to joining Triarc, from 1999 to 2003, Mr. Garden was a Managing Director of Credit Suisse First Boston, where he served as a senior investment banker in the Financial Sponsors Group.  From 1994 to 1999, he was a Managing Director at BT Alex Brown, where he was a senior member of the Financial Sponsors Group and, prior to that, co-head of Equity Capital Markets.  Mr. Garden graduated from Harvard College with a B.A. in Economics.  Mr. Garden is the son-in-law of Nelson Peltz.

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

Richard A. Mandell has been a director since December 2007.  Mr. Mandell is a private investor and financial consultant.  From 2004 until May 2007, he served as the Chairman of the Board of Directors of Encore Capital Group, Inc., where he currently serves as a director.  Mr. Mandell also serves on the Board of Directors of Hampshire Group LTD.  Mr. Mandell was previously a Vice President—Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, and prior to that, he was a Managing Director at Prudential Securities Incorporated.  Mr. Mandell holds a B.S.E. degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Joel E. Smilow has been a director since December 2007.  Mr. Smilow is the Chairman of Dinex Group, LLC, a company he formed in 1992 with chef Daniel Boulud that owns and/or operates nine restaurants and a catering business in New York City and four other cities.  Formerly, Mr. Smilow was the Chairman of the Board and Chief Executive Officer of Playtex Products, Inc.  He retired in 1995 having served as Chairman and/or President of the company and its predecessors for more than 25 years.  Mr. Smilow is a graduate of Yale College and the Harvard Graduate School of Business Administration.

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

Chad Fauser has been our Executive Vice President since our inception.  He has been a member of the investment team of Trian Fund Management, L.P. since November 2005.  From October 2003 through June 2007, he served as a Vice President, Corporate Development, of Triarc.  Prior to joining Triarc, Mr. Fauser worked at Morgan Stanley from 1996 to 2003, working in various groups including leveraged finance, mergers and acquisitions, financial sponsor coverage and equity capital markets.  Mr. Fauser received a B.A. in Economics from Duke University.

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

David I. Mossé has been our General Counsel, Secretary and Chief Compliance Officer since January 2008.  Mr. Mossé has been the Chief Compliance Officer and a member of the investment team of Trian Fund Management, L.P. since November 2005.  He is a director of Farrell Sports Concepts, Inc., a Trian Partners portfolio company.  Mr. Mossé served as a Vice President and Assistant General Counsel of Triarc from October 2003 through June 2007.  Prior to joining Triarc, from 1997 to 2000 and again from 2002 to 2003, Mr. Mossé was an associate with the law firm Cravath, Swaine & Moore LLP, and from 2000 to 2002 Mr. Mossé was a Senior Attorney with the law firm Venture Law Group.  Mr. Mossé received a J.D. from New York University School of Law and a B.A. from Duke University.

Number and Terms of Office of Directors and Officers

Our amended and restated certificate of incorporation divides our board of directors into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.  The term of office of the first class of directors, consisting of Messrs. May and Smilow, will expire at our first annual meeting of stockholders in 2009.  The term of office of the second class of directors, consisting of Messrs. Garden and Bible, will expire at the second annual meeting of stockholders in 2010.  The term of office of the third class of directors, consisting of Messrs. Peltz, Gilbert and Mandell, will expire at the third annual meeting of stockholders in 2011.

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

Director Independence

The NYSE Alternext US requires that a majority of our board of directors must be composed of independent directors, which are defined generally as persons other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that each of Messrs. Bible, Gilbert, Mandell and Smilow are independent directors as such term is defined under the rules of the NYSE Alternext US and Rule 10A-3 of the Exchange Act.  Our independent directors will have regularly scheduled meetings or executive sessions at which only independent directors are present.

Committees of the Board

Our board of directors has three standing committees: an audit committee, an executive committee and a nominating and corporate governance committee.  Subject to phase-in rules and a limited exception, the rules of the NYSE Alternext US and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.  Subject to phase-in rules and a limited exception, the rules of the NYSE Alternext US require that the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors, which consists of Mr. Mandell (Chairman), Mr. Bible and Mr. Smilow, all of whom have been determined by our board of directors to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext US and to meet the financial literacy requirements under the rules of the NYSE Alternext US.  In addition, the board of directors has determined that Mr. Mandell satisfies the NYSE Alternext US’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors, which consists of Mr. Gilbert (Chairman), Mr. Bible and Mr. Mandell, all of whom have been determined by our board of directors to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext US.  The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.  The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees.  We have filed a copy of our code of ethics as an exhibit to our Current Report on Form 8-K filed on January 29, 2008 and copies of our committee charters as exhibits to this Annual Report on Form 10-K.  You may review these documents by accessing our public filings at the Securities and Exchange Commission’s web site at www.sec.gov.  In addition, a copy of the code of ethics will be provided without charge upon request to us.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2008, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that four transactions entered into by funds managed by Trian Fund Management, L.P. were inadvertently reported late on one report, and one transaction entered into by Millenco LLC and its affiliates was reported late on one report.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 17, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of February 17, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Common Stock
Trian Acquisition I, LLC(2),(3)	21,106,667	18.35%
Trian Fund Management, L.P.(3),(4)	5,968,400	5.19%
Nelson Peltz(2),(3),(4)	27,075,067	23.54%
Peter W. May(2),(3),(4)	27,075,067	23.54%
Edward P. Garden(2),(3),(4)	27,075,067	23.54%
Geoffrey C. Bible(5)	100,000	0.09%
Kenneth W. Gilbert(3)	100,000	0.09%
Richard A. Mandell(3)	100,000	0.09%
Joel E. Smilow(3)	306,240	0.27%
Brian L. Schorr(3),(6)	533,333	0.46%
Chad Fauser(3),(6)	373,333	0.32%
Greg Essner(3),(6)	53,333	*
David I. Mossé(3),(6)	53,333	*
Integrated Core Strategies/Millenco(7)	13,324,201	11.59%
QVT Financial LP(8)	6,065,700	5.27%
Deutsche Bank AG(9)	8,454,653	7.35%
All officers and directors as a group (eleven persons)	28,694,639	24.95%

_______________________

*	Less than 0.1%

(1)	Gives effect to the stock dividend of 0.06667 shares of common stock for each issued and outstanding share of common stock that was declared on January 23, 2008.

(2)
Trian Acquisition I, LLC, our sponsor, owns 21,106,667 shares of common stock.  Each of Mr. Peltz, Mr. May and Mr. Garden is a member of Trian Acquisition I, LLC.  Each of Mr. Peltz, Mr. May and Mr. Garden may be deemed to be the beneficial owner of all of the shares of our common stock held by our sponsor.  Each of Mr. Peltz, Mr. May and Mr. Garden disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)
The business addresses of our sponsor, Trian Fund Management, L.P., Mr. Peltz, Mr. May, Mr. Garden, Mr. Gilbert, Mr. Mandell, Mr. Smilow, Mr. Schorr, Mr. Fauser, Mr. Essner and Mr. Mossé is c/o Trian Fund Management, L.P., 280 Park Avenue, 41st Floor, New York, New York 10017.

(4)
Trian Fund Management, L.P. beneficially owns an aggregate amount of 5,968,400 shares of common stock.  This amount excludes 3,311,000 shares issuable upon the exercise of warrants beneficially owned by Trian Fund Management, L.P. that are not currently exercisable and will not become exercisable within 60 days of February 17, 2009.  Trian Fund Management GP, LLC, as general partner of Trian Fund Management, L.P., may be deemed to beneficially own the shares of common stock reported by Trian Fund Management, L.P.  Each of Mr. Peltz, Mr. May and Mr. Garden is a member of Trian Fund Management GP, LLC.  Each of Mr. Peltz, Mr. May and Mr. Garden may be deemed to be the beneficial owner of all of the shares of our common stock beneficially owned by Trian Fund Management GP, LLC.  Each of Mr. Peltz, Mr. May and Mr. Garden disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(5)	The business address of Mr. Bible is c/o Wagga Enterprises, One East Putnam Avenue, Greenwich, Connecticut 06830.

(6)
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

(7)
Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) beneficially owns 11,242,161 shares of common stock.  This amount excludes 4,730,310 shares issuable upon the exercise of warrants held by Integrated Core Strategies that are not currently exercisable and will not become exercisable within 60 days of February 17, 2009.  Millenco LLC (“Millenco”) beneficially owns 2,082,040 shares of common stock.  Millennium Management LLC (‘‘Millennium Management’’) is (i) the general partner of Integrated Holding Group LP, which is the managing member of Integrated Core Strategies, and (ii) the manager of Millenco.  Consequently, Millennium Management may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Millenco.  Israel A. Englander is the managing member of Millennium Management, and consequently may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management. The business address of Integrated Core Strategies, Millenco, Millennium Management and Mr. Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. The foregoing information was derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2009.

(8)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (“QVT Fund”), which beneficially owns 5,101,209 shares of common stock.  QVT Financial is the investment manager for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 524,800 shares of common stock.  QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “QVT Separate Account”), which holds 439,691 shares of common stock.  QVT Financial has the power to direct the vote and disposition of the common stock held by each of the QVT Fund, Quintessence and the QVT Separate Account.  Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 6,065,700 shares of common stock.    QVT Financial GP LLC, as general partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock as reported for QVT Financial.  QVT Associates GP LLC, as general partner of the QVT Fund, may be deemed to be beneficially own the aggregate number of shares of common stock owned by the QVT Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 5,626,009 shares of common stock.  The QVT Fund, Quintessence and the QVT Separate Account also own warrants to purchase additional shares of common stock that are not currently exercisable and will not become exercisable within 60 days of February 17, 2009.  The business address of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036 and the business address of the QVT Fund is c/o Walkers SPV, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002 Cayman Islands.  The foregoing information was derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2009.

(9)
Reflects 3,121,885 and 5,332,768 shares of common stock beneficially owned by Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., respectively, each of which is a subsidiary of Deutsche Bank AG.  The business address of Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.  The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2009.

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

In addition, on January 29, 2008, Trian Fund Management, L.P., which is an affiliate of our sponsor, entered into an agreement with Deutsche Bank Securities Inc. and Merrill Lynch & Co. in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, pursuant to which it will, or it will cause one of its affiliates or the funds and accounts managed by it or its affiliates to, place limit orders for up to $75 million of our common stock commencing two business days after we file a preliminary proxy statement relating to our business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved, or earlier in certain circumstances.  The limit orders require such entities to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase.  The purchase of such shares will be made by Deutsche Bank Securities Inc., Merrill Lynch & Co. or another broker dealer mutually agreed upon by such firms and Trian Fund Management, L.P.  It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances.  Such entities will agree to vote all shares of common stock purchased pursuant to such limit orders in favor of our business combination and in favor of an extension of our corporate existence to up to July 23, 2010 (30 months from the date of the prospectus relating to our initial public offering) in the event we have entered into a definitive agreement for, but have not yet consummated, our business combination.  As a result, such entities may be able to influence the outcome of our business combination or a proposed extension.  Such entities will not be permitted to exercise conversion rights with respect to any shares of common stock purchased pursuant to such limit orders but they will participate in any liquidation distribution with respect to such shares.  Any portion of the $75 million not used for open market purchases of common stock will be applied to the purchase of units from us, at a price of $10.00 per unit, immediately prior to the consummation of our business combination.  Such entities will agree not to sell or transfer any shares of common stock or co-investment units (including the securities underlying or issuable upon exercise of such securities) purchased pursuant to these agreements, subject to certain exceptions, until 180 days after the consummation of our business combination.

Trian Fund Management, L.P. has agreed to, from January 29, 2008 through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time.  We have agreed to pay Trian Fund Management, L.P. $10,000 per month for these services.  However, this arrangement is solely for our benefit and is not intended to provide any of our officers or directors compensation in lieu of salary.  We believe that, based on rents and fees for similar services in the New York metropolitan area, the fee charged by Trian Fund Management, L.P. is at least as favorable as we could have obtained from an unaffiliated person.

In connection with travel relating to the January 2008 marketing efforts with respect to our initial public offering, aircraft owned by Wendy’s/Arby’s and one of its subsidiaries were used.  The aircraft were made available pursuant to the terms of aircraft time sharing agreements between Wendy’s/Arby’s and Trian Fund Management, L.P.  We reimbursed Trian Fund Management, L.P., which in turn reimbursed Wendy’s/Arby’s pursuant to the time sharing agreements, for the incremental costs of the air travel, which aggregated $293,221.

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

The firm of Deloitte & Touche LLP (“Deloitte”) acts as our principal accountant.  The following is a summary of fees paid to Deloitte for services rendered:

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2008, this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, each of which were filed in 2008, were $25,000 with respect to 2007 and $180,000 with respect to 2008.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by Deloitte that are not reported as Audit Fees for the fiscal years ended December 31, 2007 and 2008 related to services in connection with our initial public offering and amounted to an aggregate of $140,000.

Tax Fees

The aggregate fees expected to be billed for the fiscal year ended December 31, 2008 for the professional services rendered by Deloitte for tax compliance, tax advice and tax planning are approximately $20,000.  We did not receive professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

We did not receive products and services provided from Deloitte, other than those discussed above, for the fiscal years ended December 31, 2007 and 2008.

Pre-Approval Policy

The audit committee pre-approves all audit services and permitted non-audit services by our independent accountants including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.  For audit services, each year the independent auditor provides the audit committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the audit committee before the audit commences.  The independent auditor also submits an audit services fee proposal, which also must be approved by the audit committee before the audit commences.

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

3.  Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C.  20549.  Such materials can also be accessed through the SEC’s website at www.sec.gov.

(c) Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

The following exhibits are being filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

10.11
Co-Investment Unit Subscription Agreement, dated January 29, 2008, between Trian Acquisition I Corp. and Trian Fund Management, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 29, 2008).

10.12
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

10.14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 of our Current Report on Form 8-K filed on January 29, 2008).

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Charter of Audit Committee.

99.2*	Charter of Nominating and Corporate Governance Committee.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 19, 2009	TRIAN ACQUISITION I CORP.

	By:	/s/EDWARD P. GARDEN
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

Signature	Title	Date

/s/EDWARD P. GARDEN Edward P. Garden	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009

/s/GREG ESSNER Greg Essner	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2009

/s/NELSON PELTZ Nelson Peltz	Chairman of the Board	March 19, 2009

/s/PETER W. MAY Peter W. May	Vice Chairman	March 19, 2009

/s/GEOFFREY C. BIBLE Geoffrey C. Bible	Director	March 19, 2009

/s/KENNETH W. GILBERT Kenneth W. Gilbert	Director	March 19, 2009

/s/RICHARD A. MANDELL RichardA. Mandell	Director	March 19, 2009

/s/JOEL E. SMILOW Joel E. Smilow	Director	March 19, 2009

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

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared;

         b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 19, 2009	By:	/s/EDWARD P. GARDEN
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

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared;

         b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 19, 2009	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Trian Acquisition I Corp. (the “Company”) on Form 10-K for the year ended December 31, 2008 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 19, 2009	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: March 19, 2009	By:	/s/GREG ESSNER
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