Form 10-Q
period 2009-03-31
TRIAN ACQUISITION I CORP.
filed 2009-05-05
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer  ☐                                                                                      Accelerated filer  ☐

            Non-accelerated filer  ☒  (do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

There were 115,000,000 shares of the Company’s common stock, par value $0.0001 per share, outstanding on April 30, 2009.

Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Balance Sheets as of December 31, 2008 and March 31, 2009
Unaudited Condensed Statements of Operations for the period from inception (October 16, 2007) to March 31, 2009 and for the three-month periods ended March 31, 2008 and 2009
Unaudited Condensed Statements of Cash Flows for the period from inception (October 16, 2007) to March 31, 2009 and for the three-month periods ended March 31, 2008 and 2009
Notes to Unaudited Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
Ex-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, and the information incorporated by reference, that are not purely historical are forward-looking statements.  Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to consummate our business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our business combination;

•	our potential ability to obtain additional financing to consummate our business combination, particularly in light of recent significant disruptions in the equity and credit markets;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

•	the delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex or any other securities exchange following a business combination;

•	the use of proceeds not held in the trust account or available to us from income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “company” or “our company” refer to Trian Acquisition I Corp.  References to our “public stockholders” refer to holders of common stock acquired either as part of the units sold in our initial public offering or in the after market.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$175,614	$101,881
Restricted cash equivalents held in the trust account (Notes 1 and 3)	231,474,921	21,604,421
Restricted short-term investments held in the trust account (Notes 1 and 3)	678,943,070	889,452,414
Prepaid income taxes	684,646	450,907
Other prepaid expenses	283,928	187,154
Total assets	$911,562,179	$911,796,777

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Other accrued expenses (Note 4)	$383,433	$332,350
Deferred underwriters’ discount (Note 1)	29,808,000	29,808,000
Total current liabilities	30,191,433	30,140,350

Common stock subject to redemption, $0.0001 par value;
36,799,999 shares issued and outstanding (Note 1)	362,152,639	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of taxes of $1,746,845 and $1,896,143) (Note 1)	2,135,033	2,317,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $0.0001 par value; 500,000,000 shares authorized,
78,200,001 shares issued and outstanding (Note 1)	7,820	7,820
Additional paid-in capital (Note 1)	513,344,837	513,344,837
Surplus accumulated during the development stage	3,730,417	3,833,623
Total stockholders’ equity	517,083,074	517,186,280
Total liabilities and stockholders’ equity	$911,562,179	$911,796,777

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Period from October 16, 2007 (inception) to	Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009

Income:
Interest income	$13,172,301	$3,217,573	$974,613

Expenses:
Professional fees and other expenses (Note 4)	1,982,077	289,590	455,193
Income before income taxes	11,190,224	2,927,983	519,420
Provision for income taxes	5,039,093	1,171,193	233,739
Net income	$6,151,131	$1,756,790	$285,681

Deferred interest, net of taxes, attributable to common
stock subject to redemption	(2,317,508)	(506,014)	(182,475)
Net income attributable to common stock	$3,833,623	$1,250,776	$103,206

Income per common share:
Basic and diluted	$0.06	$0.02	$0.00

Weighted average common shares outstanding:
Basic and diluted (Note 1)	66,734,710	60,292,308	78,200,001

See accompanying notes to financial statements.

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Period from October 16, 2007 (inception) to	Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities:
Net income	$6,151,131	$1,756,790	$285,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest income on restricted cash equivalents and restricted short-term investments held in the trust account	(13,166,846)	(3,215,718)	(974,400)
Withdrawal of restricted cash equivalents held in the trust account	7,718,011	1,298,520	335,556
Changes in operating assets and liabilities:
(Increase) decrease in prepaid income taxes	(450,907)	--	233,739
Increase in other prepaid expenses	(187,154)	(494,113)	96,774
Increase in other assets	--	(155,529)	--
Increase in accrued income taxes	--	1,171,193	--
Increase (decrease) in other accrued expenses	332,350	70,273	(51,083)
Net cash and cash equivalents provided by (used in) operating activities	396,585	431,416	(73,733)

Cash Flows from Investing Activities:
Investment in restricted cash equivalents held in the trust account	(905,608,000)	(905,608,000)	--
Purchases of restricted short-term investments held in the trust account	(1,655,291,661)	--	(314,566,535)
Maturities of restricted short-term investments held in the trust account	767,007,378	--	104,660,830
Redemption of restricted cash equivalents held in the trust account	888,284,283	--	209,905,705
Net cash and cash equivalents used in investing activities	(905,608,000)	(905,608,000)	--

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred underwriters’ discount, held in the trust account	895,608,000	895,608,000	--
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	10,000,000	--
Proceeds from initial public offering held outside the trust account	1,300,000	1,300,000	--
Payments for offering costs	(1,619,704)	(1,191,749)	--
Proceeds from note payable to sponsor	250,000	--	--
Repayment of note payable to sponsor	(250,000)	(250,000)	--
Proceeds from sale of sponsor units subject to redemption	3,261	--	--
Proceeds from sale of other units	21,739	--	--
Net cash and cash equivalents provided by financing activities	905,313,296	905,466,251	--
Increase (decrease) in cash and cash equivalents	101,881	289,667	(73,733)
Cash and cash equivalents at beginning of period	--	117,774	175,614
Cash and cash equivalents at end of period	$101,881	$407,441	$101,881

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$29,808,000	$--

Due to its non-cash nature, the reclassification to permanent equity of the $3,261 corresponding to common stock that had been subject to mandatory redemption is not reflected in the statements of cash flows for the periods from October 16, 2007 (inception) to March 31, 2009 and the three months ended March 31, 2008.

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

At March 31, 2009, the Company had not effected a business combination.  All activity through March 31, 2009 relates to the Company’s formation, its initial public offering described below and conducting the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of its operations for the period from October 16, 2007 (date of inception) to March 31, 2009, the three months ended March 31, 2008 and the three months ended March 31, 2009.  The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

The Company’s efforts in identifying prospective target businesses are not limited to a particular industry or group of industries.  Instead, the Company is focused on various industries and target businesses that may provide significant opportunities for increasing profitability.

Net proceeds of $905,608,000 from the Offering and the Private Placement received on January 29, 2008 are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a business combination; or (ii) the Company’s liquidation, except to satisfy stockholder conversion rights (as described below).  The proceeds in the Trust Account include $29,808,000 of deferred underwriting discount, which represents 3.24% of the Offering proceeds.  Upon consummation of a business combination, such deferred underwriting discount, reduced pro-ratably by the exercise of stockholder conversion rights, will be paid to the underwriters from the funds held in the Trust Account.  Proceeds held outside of the Trust Account as well as income of  up to $9,500,000 earned on the Trust Account that may be released to the Company (as discussed in Note 2) to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the Trust Account may be invested by the trustee only in United States government securities with maturities of 180 days or less or in money market funds, both meeting certain conditions of the Investment Company Act of 1940.

If the Company does not consummate a business combination by January 23, 2010 (which is 24 months from the date of the prospectus filed with the Securities and Exchange Commission relating to the Offering), or by up to July 23, 2010 (which is 30 months from the date of such prospectus) (the “Extension Period”) if our stockholders approve an extension, the Company will liquidate and promptly distribute only to the holders of common stock acquired either as part of the units sold in the Offering or in the after market (the “Public Stockholders”) the amount in the Trust Account, less any income taxes payable on income, investment management fees payable to the trustee and income of up to $9,500,000 previously released to the Company and used to fund its working capital requirements.  If the Company fails to consummate a business combination within such time period, the Company’s amended and restated certificate of incorporation also provides that the Company’s corporate existence will automatically cease on January 23, 2010 (or at the conclusion of the Extension Period, if applicable) except for the purpose of winding up its affairs and liquidating. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10 offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 2).

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

If the business combination is approved and consummated, subject to a limitation on the ability of a stockholder or more than one stockholder acting as a group to exercise conversion rights with respect to more than 10% of the outstanding shares, each Public Stockholder voting against such business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account (including the deferred underwriters’ discount and income earned on the Trust Account, net of income taxes payable on such income, investment management fees payable to the trustee and income of up to $9,500,000 on the Trust Account disbursed to fund the Company’s working capital requirements).  Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

On January 23, 2008 the Company declared a stock dividend of 0.06667 shares of common stock for each share of common stock issued and outstanding and adjusted the number of Sponsor units and warrants included in those units.  All share and per share data in the accompanying financial statements and these notes reflect this stock dividend.

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2008 and March 31, 2009 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At March 31, 2009, the Trust Account is invested in U.S. Treasury bills and a money market mutual fund that invests only in U.S. Treasury securities.  At March 31, 2009, the aggregate balance in the Trust Account was $911,056,835, which reflects $13,166,846 of interest income less $7,718,011 withdrawn to make income tax payments and pay expenses, and represents approximately $9.90 per share held by Public Stockholders.

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

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption from income per share gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases in the redemption value of the common stock subject to redemption reduce the net income attributable to common stock.  Warrants, of which there were (i) 23,000,000 outstanding from inception through January 29, 2008 and (ii) 125,000,000 thereafter through March 31, 2009 (including 10,000,000 warrants purchased by the Sponsor on January 29, 2008 - see Note 4), have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

NOTE 3—RESTRICTED CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HELD IN THE TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account were as follows:

	December 31,	March 31,
	2008	2009

Money market mutual funds invested only in United States Treasury securities	$121,476,494	$21,604,421
United States Treasury bills	109,998,427	--
	$231,474,921	$21,604,421

All of the restricted short-term investments held in the Trust Account at December 31, 2008 and March 31, 2009, aggregating $678,943,070 and $889,452,414, respectively, had maturities of greater than 90 days and less than 181 days when purchased.

The United States Treasury investments that are held in “Restricted cash equivalents held in the trust account” and “Restricted short-term investments held in the trust account” are classified and accounted for by the Company as “held-to-maturity” securities.  Accordingly, such investments are reported at their amortized cost.  All of these investments mature within 180 days of March 31, 2009.  The aggregate carrying value and fair value of such investments, including accrued interest, as of March 31, 2009 are presented below.

	Carrying Value	Unrealized Holding Gains	Fair Value
United States Treasury money market funds

Classified in restricted cash equivalents held in the trust account	$21,604,421	$--	$21,604,421

United States Treasury bills

Classified in restricted short-term investments held in the trust account	$889,452,414	$223,936	$889,676,350

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for measuring fair value.  The standard requires the Company to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on the Company’s financial performance.  SFAS 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value.  Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of March 31, 2009, the Company’s cash and cash equivalents, restricted cash equivalents held in the trust account and restricted short-term investments held in the trust account are classified as Level I.

NOTE 4—RELATED PARTY TRANSACTIONS

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

In December 2007, the Sponsor sold an aggregate of 1,893,332 shares of common stock included in the Sponsor units discussed in Note 5 to certain officers and directors of the Company and other related parties for an aggregate purchase price of $2,058, or approximately $0.0011 per share, which is equal to the purchase price per unit paid by the Sponsor.

In connection with travel in March 2009 related to investigating a potential business combination, an aircraft owned by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s,” formerly Triarc Companies, Inc.) was used.  The aircraft was made available pursuant to the terms of an aircraft time sharing agreement between Wendy’s/Arby’s and Trian Fund Management, L.P. (the “Time Sharing Agreement”), an affiliate of the Sponsor.  The Company will reimburse Trian Fund Management, L.P., which in turn will reimburse Wendy’s/Arby’s pursuant to the Time Sharing Agreement, for the incremental costs of the air travel, which are currently estimated at approximately $20,000.  The Company’s Chairman and Vice Chairman are also the non-executive Chairman and Vice Chairman, respectively, of Wendy’s/Arby’s, and together with funds and accounts managed by Trian Fund Management, L.P. are significant shareholders of Wendy’s/Arby’s.  The Company’s Chief Executive Officer is also a director of Wendy’s/Arby’s.

The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement began in January 2008 and aggregated $30,000 for each of the three-month periods ended March 31, 2008 and 2009 and $150,000 for the period from October 16, 2007 (date of inception) to March 31, 2009.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

In addition, prior to a business combination, Trian Fund Management, L.P. has agreed to guarantee certain of the Company’s obligations to its officers and directors under indemnity agreements.  The Company will not pay a fee for such guarantees.

NOTE 5—SPONSOR UNITS

In October 2007, the Sponsor purchased an aggregate of 23,000,000 units for an aggregate purchase price of $25,000, or $0.0011 per unit.  This included an aggregate of 3,000,000 units that were subject to mandatory redemption by the Company if and to the extent the underwriters’ over-allotment option was not exercised, so that the Sponsor and its permitted transferees would own 20% of the Company’s issued and outstanding shares after the Offering.  As the underwriters’ over-allotment was exercised in full in connection with the Offering, such units are no longer mandatorily redeemable.  Accordingly, the $3,261 corresponding to the common stock that was subject to mandatory redemption was reclassified to permanent equity during the three-month period ended March 31, 2008.  There are no circumstances beyond the Company’s control that would require the Company to redeem the warrants for cash.  Accordingly, the warrants included in the units are classified within “Stockholders’ equity” in the accompanying balance sheets.

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

•
the Sponsor and its permitted transferees will have no right to participate in any liquidation distribution from the Trust Account with respect to the common stock if the Company fails to consummate a business combination;

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

The Sponsor is permitted to transfer the Sponsor units and the common stock and warrants comprising such units (including the common stock issuable upon exercise of such warrants) to the Company’s officers, directors and employees, any affiliates or family members of such individuals, any affiliates of the Company, the Sponsor or Trian Fund Management, L.P. and any officers, directors, members or employees of the Sponsor, Trian Fund Management, L.P. or such affiliates, but the transferees receiving such securities will be subject to the same transfer restrictions as the Sponsor.  Any such transfers will be made in accordance with applicable securities laws.  See Note 4 for disclosure of permitted transfers that took place in December 2007.

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of March 31, 2009.

Common Stock
The authorized common stock of the Company is 500,000,000 shares.  Holders of common stock are entitled to one vote for each share of common stock.  In addition, holders of common stock are entitled to receive dividends when, as and if declared by the board of directors.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of our company; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt obligation is payable on demand; and

•	our inability to obtain necessary additional financing if the debt obligation contains covenants restricting our ability to obtain such financing while the debt obligation is outstanding.

If we are unable to consummate our business combination by January 23, 2010 (or up to July 23, 2010 if our stockholders approve an extension), our charter requires that we wind up our affairs and liquidate.  Our plans to consummate our business combination may not be successful and, accordingly, we may be required to liquidate as soon as practicable after January 23, 2010 (or up to July 23, 2010 if our stockholders approve an extension).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date (other than interest income), other than in connection with our initial public offering.  Our only activities since inception have been organizational activities, those necessary to consummate our initial public offering and those in connection with identifying and investigating targets for a business combination.  We will not generate any operating revenues until after consummation of our business combination.  We are generating non-operating income in the form of interest income on cash, cash equivalents and investments.  We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence activities.  Our expenses may increase substantially.

Our interest income, which principally related to the investment of $905.6 million of the net proceeds from our initial public offering, decreased $2.2 million to $1.0 million in the 2009 first quarter from $3.2 million in the 2008 first quarter.  This decrease was due to the significantly lower available yields on United States Treasury securities during the 2009 first quarter as compared with the 2008 first quarter, which impact more than offset the full period effect of the investment of the initial public offering proceeds during the 2009 first quarter, which were invested in the 2008 first quarter beginning only on January 29, 2008.

Our professional fees and other expenses increased $0.2 million to $0.5 million in the 2009 first quarter from $0.3 million in the 2008 first quarter reflecting the full period effect of such costs in the 2009 first quarter as well as an increase in expenses related to investigating potential business combinations.

Our provision for income taxes decreased $1.0 million to $0.2 million in the 2009 first quarter from $1.2 million in the 2008 first quarter principally reflecting the lower income before income taxes in the 2009 first quarter.

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

As of March 31, 2009, the trust account was invested in U.S. Treasury bills with maturities ranging from 157 to 178 days when purchased and, to a lesser extent, a money market mutual fund that invests exclusively in U.S. Treasury securities.  As of March 31, 2009, the balance in the trust account was $911.1 million, or approximately $9.90 per share held by our public stockholders.  Up to $9.5 million of interest income earned on the cash equivalents and short-term investments in the trust account may be withdrawn to fund general and administrative expenses.  Amounts necessary to pay (a) income taxes and (b) the trustee’s investment management fees, which fees may not exceed $0.35 million per year, may also be withdrawn in addition to the $9.5 million of interest income.  From the establishment of the trust account through March 31, 2009, $13.2 million of interest income was earned, $5.5 million was withdrawn to pay estimated income tax payments, $0.3 million was withdrawn to pay the trustee’s investment management fees and $1.9 million was withdrawn to fund general and administrative expenses.  As of March 31, 2009, the balance of our cash and cash equivalents held outside the trust account was $0.1 million.

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

We expect to have available to us up to an aggregate of $10.8 million to fund our working capital requirements and certain other expenses, comprised of (1) $0.8 million of offering expense reimbursement obtained from the proceeds of our initial public offering, (2) $0.5 million of working capital held outside the trust account and also obtained from the proceeds of our initial public offering and (3) income of up to $9.5 million, net of income taxes, earned on the balance of the trust account.  Of this amount, we have used an aggregate of $3.1 million to fund offering expenses and general and administrative expenses through March 31, 2009.  We expect to earn sufficient interest income on the cash equivalents and short-term investments held in the trust account in order to generate the $9.5 million, net of income taxes, permitted to be withdrawn from the trust account.  However, due to the current low level of interest rates on U.S. Treasury securities, there can be no assurance that sufficient interest income will be generated.  We believe the remaining $7.7 million will be sufficient to allow us to operate at least until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting a business combination, the trustee’s investment management fees, payments for income taxes, payments to Trian Fund Management, L.P. of $10,000 per month for up to 24 months (or up to 30 months in the event our stockholders approve an extension) for office space, administrative services and support, legal and accounting fees related to regulatory reporting requirements, and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

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

We are obligated to pay a $10,000 monthly fee to Trian Fund Management, L.P. for office space, administrative services and support for up to 24 months (or up to 30 months in the event our stockholders approve an extension) from the date of our initial public offering.  As of March 31, 2009, the maximum amount of future payments under this obligation is $150,000 through July 23, 2010 (30 months from the date of the prospectus relating to our initial public offering).  This obligation terminates upon the earlier of the consummation of our business combination and our liquidation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of March 31, 2009, the aggregate carrying amounts of the investments in U.S. Treasury bills (held at amortized cost) and a money market fund were $889.5 million and $21.6 million, respectively.  The U.S. Treasury bills had remaining maturities ranging from 2 to 156 days as of March 31, 2009, with a weighted average remaining maturity of 68 days.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. Treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  As of March 31, 2009, the aggregate estimated fair values of the investments in U.S. Treasury bills and the money market fund were $889.7 million and $21.6 million, respectively.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

As of April 30, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds from Our Initial Public Offering

On January 29, 2008, we consummated our initial public offering of 92,000,000 units (including 12,000,000 units sold pursuant to the underwriters’ over-allotment option), each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $7.00 per share.  The units were sold at a price of $10.00 per unit, generating gross proceeds of $920 million.  Also on January 29, 2008, we completed the sale of 10,000,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to us of $10 million.  The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos. 333-147094 and 333-148830).  The SEC declared the registration statement effective on January 23, 2008.  Deutsche Bank Securities Inc. and Merrill Lynch & Co. served as joint bookrunning managers of the offering, and Maxim Group LLC served as co-manager.

Net proceeds of approximately $905.6 million from our initial public offering and the sale of the sponsor warrants, including $29.8 million of underwriting commissions that have been deferred until the consummation of our business combination, were deposited in a trust account that is now maintained by U.S. Trust.  The funds in the trust account will not be released from the trust account until the earlier to occur of our business combination and our dissolution and liquidation, except that the underwriters’ deferred commissions will be payable to the underwriters only upon the consummation of our business combination, in which case they will be reduced pro ratably to the extent public stockholders exercise conversion rights.  After taking into account $800,000 that was deducted from the offering proceeds to pay expenses relating to the offering, we received an additional $500,000 of offering proceeds that was not deposited in the trust account and is being used to fund our working capital requirements.  A portion of the amount held outside the trust account was used to repay a $250,000 loan from our sponsor, which loan had been used to fund offering related expenses.  Up to $9.5 million of the income earned on the trust account, net of income taxes, may be released to us from time to time to fund expenses related to investigating and selecting a target business and other working capital requirements.  In addition, any amounts necessary to pay tax obligations on the income earned on the investments in the trust account as well as the trustee’s investment management fees may also be released to us from the trust account.

As of March 31, 2009, the balance in the trust account was $911.1 million, or approximately $9.90 per share held by public stockholders.  Since the inception of the trust account through March 31, 2009, $13.2 million of interest income was earned, $5.5 million was withdrawn to pay estimated income tax payments, $0.3 million was withdrawn to pay the trustee’s investment management fees and $1.9 million was withdrawn to fund general and administrative expenses.  As of March 31, 2009, the balance of our cash and cash equivalents held outside the trust account was $0.1 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

TRIAN ACQUISITION I CORP. (Registrant)

Date: May 5, 2009	By:	/s/ EDWARD P. GARDEN Edward P. Garden President and Chief Executive Officer (On behalf of the Company)

Date: May 5, 2009	By:	/s/ GREG ESSNER Greg Essner Treasurer, Chief Financial Officer and Assistant Secretary (Principal Accounting Officer)

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

Date: May 5, 2009	By:	/s/EDWARD P. GARDEN
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

Date: May 5, 2009	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trian Acquisition I Corp. (the “Company”) on Form 10-Q for the quarter ended March 31, 2009 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 5, 2009	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: May 5, 2009	By:	/s/GREG ESSNER
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