Form 10-Q
period 2009-09-30
TRIAN ACQUISITION I CORP.
filed 2009-11-05
CIK 1415581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 115,000,000 shares of the Company’s common stock, par value $0.0001 per share, outstanding on November 1, 2009.

Cautionary Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Balance Sheets as of December 31, 2008 and September 30, 2009
Unaudited Condensed Statements of Operations for the period from inception (October 16, 2007) to September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009
Unaudited Condensed Statements of Cash Flows for the period from inception (October 16, 2007) to September 30, 2009 and for the nine months ended September 30, 2008 and 2009
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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$175,614	$73,594
Restricted cash equivalents held in the trust account (Notes 1 and 3)	231,474,921	11,695,885
Restricted short-term investments held in the trust account (Notes 1 and 3)	678,943,070	899,615,837
Prepaid income taxes	684,646	379,540
Other prepaid expenses	283,928	175,286
Total assets	$911,562,179	$911,940,142

Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses (Note 4)	$383,433	$388,488
Deferred underwriters’ discount (Note 1)	29,808,000	29,808,000
Total current liabilities	30,191,433	30,196,488

Common stock subject to redemption, $0.0001 par value;
36,799,999 shares issued and outstanding (Note 1)	362,152,639	362,152,639
Deferred interest attributable to common stock subject to redemption
(net of taxes of $1,746,845 and $1,937,832) (Note 1)	2,135,033	2,368,461

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $0.0001 par value; 500,000,000 shares authorized,
78,200,001 shares issued and outstanding (Note 1)	7,820	7,820
Additional paid-in capital (Note 1)	513,344,837	513,344,837
Surplus accumulated during the development stage	3,730,417	3,869,897
Total stockholders’ equity	517,083,074	517,222,554
Total liabilities and stockholders’ equity	$911,562,179	$911,940,142

See accompanying notes to financial statements.

TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Period from October 16, 2007 (inception) to	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Income:
Interest income	$14,546,659	$3,750,135	$660,223	$10,213,066	$2,348,971

Expenses:
Professional fees and other expenses (Note 4)	3,197,841	290,503	684,632	901,249	1,670,957
Income (loss) before income taxes	11,348,818	3,459,632	(24,409)	9,311,817	678,014
(Provision for) benefit from income taxes	(5,110,460)	(1,556,834)	10,984	(4,190,317)	(305,106)
Net income (loss)	$6,238,358	$1,902,798	$(13,425)	$5,121,500	$372,908

(Deferred interest) reversal of deferred interest, net of taxes, attributable to common stock subject to redemption	(2,368,461)	(827,768)	19,218	(1,694,993)	(233,428)
Net income attributable to common stock	$3,869,897	$1,075,030	$5,793	$3,426,507	$139,480

Income per common share:
Basic and diluted	$0.06	$0.01	$0.00	$0.05	$0.00

Weighted average common shares outstanding:
Basic and diluted (Note 1)	69,665,085	78,200,001	78,200,001	72,252,556	78,200,001

See accompanying notes to financial statements.

 TRIAN ACQUISITION I CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Period from October 16, 2007 (inception) to	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009

Cash Flows from Operating Activities:
Net income	$6,238,358	$5,121,500	$372,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest income on restricted cash equivalents and restricted short-term investments held in the trust account	(14,540,910)	(10,208,834)	(2,348,464)
Withdrawal of restricted cash equivalents held in the trust account	8,837,188	5,926,622	1,454,733
Changes in operating assets and liabilities:
(Increase) decrease in prepaid income taxes	(379,540)	--	305,106
(Increase) decrease in other prepaid expenses	(175,286)	(434,999)	108,642
Increase in accrued income taxes	--	180,317	--
Increase in other accrued expenses	388,488	11,215	5,055
Net cash and cash equivalents provided by (used in) operating activities	368,298	595,821	(102,020)

Cash Flows from Investing Activities:
Investment in restricted cash equivalents held in the trust account	(905,608,000)	(905,608,000)	--
Purchases of restricted short-term investments held in the trust account	(2,584,154,728)	(662,346,548)	(1,243,429,602)
Maturities of restricted short-term investments held in the trust account	1,685,239,890	--	1,022,893,342
Redemption of restricted cash equivalents held in the trust account	898,914,838	662,346,548	220,536,260
Net cash and cash equivalents used in investing activities	(905,608,000)	(905,608,000)	--

Cash Flows from Financing Activities:
Proceeds of initial public offering, including deferred underwriters’ discount, held in the trust account	895,608,000	895,608,000	--
Proceeds from issuance of sponsor warrants held in the trust account	10,000,000	10,000,000	--
Proceeds from initial public offering held outside the trust account	1,300,000	1,300,000	--
Payments for offering costs	(1,619,704)	(1,499,225)	--
Proceeds from note payable to sponsor	250,000	--	--
Repayment of note payable to sponsor	(250,000)	(250,000)	--
Proceeds from sale of sponsor units subject to redemption	25,000	--	--
Net cash and cash equivalents provided by financing activities	905,313,296	905,158,775	--
Increase (decrease) in cash and cash equivalents	73,594	146,596	(102,020)
Cash and cash equivalents at beginning of period	--	117,774	175,614
Cash and cash equivalents at end of period	$73,594	$264,370	$73,594

Supplemental Disclosure of Noncash Financing Activities:
Accrual of deferred underwriters’ discount	$29,808,000	$29,808,000	$--

Due to its non-cash nature, the reclassification to permanent equity of the $3,261 corresponding to common stock that had been subject to mandatory redemption is not reflected in the statements of cash flows for the periods from October 16, 2007 (inception) to September 30, 2009 and the nine months ended September 30, 2008.

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

At September 30, 2009, the Company had not effected a business combination.  All activity through September 30, 2009 relates to the Company’s formation, its initial public offering described below and conducting the selection process with respect to a business combination or combinations.  In connection with the Company’s formation and as described in Note 5, in October 2007 the Company’s Sponsor (as defined below) purchased an aggregate of 23,000,000 units of the Company, each consisting of one share of common stock and one warrant to purchase an additional share of common stock.  The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations for the period from October 16, 2007 (date of inception) to September 30, 2009, the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2009.  The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year.  The Company has evaluated subsequent events through November 5, 2009, the date at which these interim financial statements were available to be issued.

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

Significant Accounting Policies

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents at December 31, 2008 and September 30, 2009 principally consisted of cash in a mutual fund money market account.

Restricted cash equivalents and short-term investments held in the trust account—Of the net proceeds of the Offering and the Private Placement, $905,608,000 was placed in the Trust Account including $29,808,000 of deferred underwriters’ discount.  These amounts are classified as restricted assets since such amounts can only be used by the Company in connection with a business combination.  At September 30, 2009, the Trust Account is invested in U.S. Treasury bills and a money market mutual fund that invests only in U.S. Treasury securities.  At September 30, 2009, the aggregate balance in the Trust Account was $911,311,722, which reflects $14,540,910 of interest income less $8,837,188 withdrawn to make income tax payments and pay expenses, and represents approximately $9.91 per share held by Public Stockholders.

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

Income per share—Basic and diluted income per share is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding, excluding the common stock subject to redemption, during the period.  The exclusion of common stock subject to redemption from income per share gives effect to the fact that the Company may be required, upon the exercise of stockholder conversion rights, to redeem those shares for their pro rata portion of the Trust Account, as a result of which the terms of the common stock subject to redemption are considered to be substantially different than those of the common stock.  Increases or decreases in the redemption value of the common stock subject to redemption reduce or increase, respectively, the net income attributable to common stock.  Warrants, of which there were (i) 23,000,000 outstanding from inception through January 29, 2008 and (ii) 125,000,000 thereafter through September 30, 2009 (including 10,000,000 warrants purchased by the Sponsor on January 29, 2008 - see Note 4), have not been considered in the calculation of income per share because the shares underlying the warrants are contingently issuable.

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

NOTE 3—RESTRICTED CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HELD IN THE TRUST ACCOUNT

The restricted cash equivalents held in the Trust Account were as follows:

	December 31,	September 30,
	2008	2009

Money market mutual funds invested only in United States Treasury securities	$121,476,494	$11,695,885
United States Treasury bills	109,998,427	--
	$231,474,921	$11,695,885

All of the restricted short-term investments held in the Trust Account at December 31, 2008 and September 30, 2009, aggregating $678,943,070 and $899,615,837, respectively, had maturities of greater than 90 days and less than 181 days when purchased.

The United States Treasury investments that are held in “Restricted cash equivalents held in the trust account” and “Restricted short-term investments held in the trust account” are classified and accounted for by the Company as “held-to-maturity” securities.  Accordingly, such investments are reported at their amortized cost.  The aggregate carrying value and fair value of such investments, including accrued interest, as of September 30, 2009 are presented below.

	Carrying Value	Unrealized Holding Gains	Fair Value
United States Treasury money market funds

Classified in restricted cash equivalents held in the trust account	$ 11,695,885	$ --	$ 11,695,885

United States Treasury bills

Classified in restricted short-term investments held in the trust account	$ 899,615,837	$ 245,913	$ 899,861,750

The Company follows the provisions of the accounting standard for fair value measurements, which provides enhanced guidance for measuring fair value.  The standard requires the Company to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on the Company’s financial performance.  The standard establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value.  Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of September 30, 2009, the Company’s cash and cash equivalents, restricted cash equivalents held in the trust account and restricted short-term investments held in the trust account are classified as Level I.

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

In connection with travel related to the January 2008 marketing efforts with respect to the Offering, aircraft owned by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s,” formerly Triarc Companies, Inc.) were made available to the Company by Trian Fund Management, L.P., an affiliate of the Sponsor, pursuant to aircraft time sharing agreements (the “Time Sharing Agreements”) between Wendy’s/Arby’s and Trian Fund Management, L.P.  The Company reimbursed Trian Fund Management, L.P., which in turn reimbursed Wendy’s/Arby’s, for the incremental costs of the air travel associated with the use of such aircraft, which aggregated $293,221, substantially all of which was incurred during the 2008 first quarter.  In connection with travel related to investigating potential business combinations during the nine-month period ended September 30, 2009, the Company incurred $296,362 of incremental aircraft expenses ($122,192 for the three-month period ended September 30, 2009).  Of that amount, $271,808 ($122,192 for the three-month period ended September 30, 2009) related to the use of aircraft leased by Trian Fund Management, L.P. from unaffiliated third parties and $24,554 (all of which was incurred prior to the three-month period ended September 30, 2009) related to the use of an aircraft owned by Wendy’s/Arby’s and made available pursuant to the Time Sharing Agreements.  The Company has reimbursed or will reimburse Trian Fund Management, L.P., which in turn has reimbursed or will reimburse such third parties and Wendy’s/Arby’s, for the amounts noted above.  The Company’s Chairman and Vice Chairman are also the non-executive Chairman and Vice Chairman, respectively, of Wendy’s/Arby’s, and together with funds managed by Trian Fund Management, L.P., are significant shareholders of Wendy’s/Arby’s.  The Company’s Chief Executive Officer is also a director of Wendy’s/Arby’s.

The Company pays Trian Fund Management, L.P. $10,000 a month for office space and general and administrative services.  Services commenced promptly after the completion of the Offering and will terminate upon the earlier of (i) the consummation of a business combination and (ii) the liquidation of the Company.  Payments under this arrangement began in January 2008 and aggregated $30,000 and $90,000, respectively, for each of the three-month and nine-month periods ended September 30, 2008 and 2009 and $210,000 for the period from October 16, 2007 (date of inception) to September 30, 2009.  The Company’s officers and certain of its directors are also employees of Trian Fund Management, L.P.

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

NOTE 6—STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares of preferred stock were issued and outstanding as of September 30, 2009.

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

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Our interest income, which principally related to the investment of $905.6 million of the net proceeds from our initial public offering, decreased $3.1 million to $0.7 million in the 2009 third quarter from $3.8 million in the 2008 third quarter.  This decrease was due to the significantly lower available yields on United States Treasury securities during the 2009 third quarter as compared with the 2008 third quarter.  The average yield on our investments decreased from 1.7% for the 2008 third quarter to 0.3% for the 2009 third quarter.

Our professional fees and other expenses increased $0.4 million to $0.7 million in the 2009 third quarter from $0.3 million in the 2008 third quarter reflecting an increase in expenses related to investigating potential business combinations.

We had a benefit from income taxes in the 2009 third quarter of an insignificant amount reflecting a loss before income taxes also of an insignificant amount.  We had a provision for income taxes in the 2008 third quarter of $1.6 million due to the income before income taxes of $3.5 million in that period.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Our interest income, which principally related to the investment of $905.6 million of the net proceeds from our initial public offering, decreased $7.9 million to $2.3 million for the nine months ended September 30, 2009 from $10.2 million for the nine months ended September 30, 2008.  This decrease was due to the significantly lower available yields on United States Treasury securities for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008, which impact more than offset the full period effect of the investment of the initial public offering proceeds for the nine months ended September 30, 2009, which were invested in the 2008 first quarter beginning only on January 29, 2008.  The average yield on our investments decreased from 1.5% for the nine months ended September 30, 2008 to 0.3% for the nine months ended September 30, 2009.

Our professional fees and other expenses increased $0.8 million to $1.7 million in the nine months ended September 30, 2009 from $0.9 million for the nine months ended September 30, 2008 reflecting an increase in expenses related to investigating potential business combinations as well as the full period effect of recurring expenses in the 2009 nine-month period.

Our provision for income taxes decreased $3.9 million to $0.3 million for the nine months ended September 30, 2009 from $4.2 million for the nine months ended September 30, 2008 principally reflecting the lower income before income taxes for the 2009 nine-month period.

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

As of September 30, 2009, the trust account was invested in U.S. Treasury bills with maturities ranging from 119 to 178 days when purchased and, to a lesser extent, a money market mutual fund that invests exclusively in U.S. Treasury securities.  As of September 30, 2009, the balance in the trust account was $911.3 million, or approximately $9.91 per share held by our public stockholders.  Up to $9.5 million of interest income earned on the cash equivalents and short-term investments in the trust account may be withdrawn to fund general and administrative expenses.  Amounts necessary to pay (a) income taxes and (b) the trustee’s investment management fees, which fees may not exceed $0.35 million per year, may also be withdrawn in addition to the $9.5 million of interest income.  From the establishment of the trust account through September 30, 2009, $14.5 million of interest income was earned, $5.5 million was withdrawn to pay estimated income tax payments, $0.5 million was withdrawn to pay the trustee’s investment management fees and $2.8 million was withdrawn to fund general and administrative expenses.  As of September 30, 2009, the balance of our cash and cash equivalents held outside the trust account was $0.1 million.

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

The following amounts are or were available to us to fund our working capital requirements and certain other expenses, (1) $0.8 million of offering expense reimbursement obtained from the proceeds of our initial public offering, (2) $0.5 million of working capital held outside the trust account and also obtained from the proceeds of our initial public offering and (3) income of up to $9.5 million, net of income taxes, earned (or to be earned) on the balance of the trust account.  Of these amounts, we have used an aggregate of $4.1 million through September 30, 2009 leaving us with a maximum additional availability of up to $6.7 million.  However, based on currently available interest rates on U.S. Treasury securities, we would not earn sufficient interest income on the cash equivalents and short-term investments held in the trust account in order to generate the $9.5 million, net of income taxes, permitted to be withdrawn from the trust account.  As of September 30, 2009, $5.0 million of interest earned on the trust account remains available for withdrawal.  We believe the $5.0 million together with the remaining interest income that would be earned (and available for withdrawal) based on currently available interest rates will be sufficient to allow us to operate at least until January 23, 2010 (the date that is 24 months from the date of the prospectus relating to our initial public offering), or up to July 23, 2010 (30 months from the date of such prospectus) if extended pursuant to a stockholder vote, assuming our business combination is not consummated during that time.  We estimate our primary liquidity requirements during that period to include legal, accounting and other expenses associated with structuring, negotiating and documenting a business combination, the trustee’s investment management fees, payments for income taxes, payments to Trian Fund Management, L.P. of $10,000 per month for up to 24 months (or up to 30 months in the event our stockholders approve an extension) for office space, administrative services and support, legal and accounting fees related to regulatory reporting requirements, and general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance.

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

We are obligated to pay a $10,000 monthly fee to Trian Fund Management, L.P. for office space, administrative services and support for up to 24 months (or up to 30 months in the event our stockholders approve an extension) from the date of our initial public offering.  As of September 30, 2009, the maximum amount of future payments under this obligation is $90,000 through July 23, 2010 (30 months from the date of the prospectus relating to our initial public offering).  This obligation terminates upon the earlier of the consummation of our business combination and our liquidation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering, including amounts in the trust account, have been invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.  As of September 30, 2009, the aggregate carrying amounts of the investments in U.S. Treasury bills (held at amortized cost) and a money market fund were $899.6 million and $11.7 million, respectively.  The U.S. Treasury bills had remaining maturities ranging from 15 to 103 days as of September 30, 2009, with a weighted average remaining maturity of 61 days.  We are subject to interest rate risk to the extent of changes in interest rates on U.S. Treasury securities.  However, due to the short-term nature of these investments, we do not believe the associated risk is material.  As of September 30, 2009, the aggregate estimated fair values of the investments in U.S. Treasury bills and the money market fund were $899.9 million and $11.7 million, respectively.  We do not believe we have significant exposure to other types of market risk, such as equity price risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

As of October 31, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As of September 30, 2009, the balance in the trust account was $911.3 million, or approximately $9.91 per share held by public stockholders.  Since the inception of the trust account through September 30, 2009, $14.5 million of interest income was earned, $5.5 million was withdrawn to pay estimated income tax payments, $0.5 million was withdrawn to pay the trustee’s investment management fees and $2.8 million was withdrawn to fund general and administrative expenses.  As of September 30, 2009, the balance of our cash and cash equivalents held outside the trust account was $0.1 million.

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

Date: November 5, 2009	TRIAN ACQUISITION I CORP. (Registrant)

By: /s/ EDWARD P. GARDEN Edward P. Garden President and Chief Executive Officer (On behalf of the Company)

Date: November 5, 2009	By: /s/GREG ESSNER Greg Essner Treasurer, Chief Financial Officer and Assistant Secretary (Principal Accounting Officer)

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

Date: November 5, 2009	By:	/s/EDWARD P. GARDEN
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

Date: November 5, 2009	By:	/s/GREG ESSNER
Greg Essner
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trian Acquisition I Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2009 (the “Report”), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of the Company does hereby certify, to the best of such officer’s knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2009	By:	/s/EDWARD P. GARDEN
Edward P. Garden
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/GREG ESSNER
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